Form 10-Q
period 1995-04-01
SPEIZMAN INDUSTRIES INC
filed 1995-05-15
CIK 92827

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.    20549


       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 1, 1995

                                                 OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to  _____

                             Commission File No. 0-8544

                              SPEIZMAN INDUSTRIES, INC.
               (Exact name of registrant as specified in its charter)

             Delaware                                 56-0901212
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)                Identification No.)
          508 West Fifth St.                               28202
       Charlotte, North Carolina                        (Zip Code)
 (Address of principal executive offices)

                                     (704) 372-3751
                    (Registrant's telephone number, including area code)

                                     Not Applicable
                  (Former name, former address and former fiscal year, if
                   changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         YES  X                                   NO  ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        Class of Common Stock                      Outstanding at
                                                   April 28, 1995
      ------------------------                    ----------------
      Par value $.10 per share                        3,208,599

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                    INDEX

                                                                     Page No.

PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements:

           Consolidated Condensed Balance Sheets  . . . . . . . .  .   3 - 4

           Consolidated Condensed Statements of Income  . . . . .. . .     5

           Consolidated Condensed Statements of Cash Flows  . . . . .      6

           Notes to Consolidated Financial Statements.  . . . . . . .      7

         Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . .  8 - 10


PART II. OTHER INFORMATION:

         Item 1:  Legal Proceedings . . . . . . . . . . . . . . . . .      11

         Item 6.  Exhibits and reports on Form 8-K

          (a)  Reports on Form 8-K  . . . . . . . . . . . . . . . . .      11


          (b)  Exhibit 11.  Computation of Net Income per Share . . . .    12

                        SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                          April 1,                   July 2,
                                                                            1995                      1994
                                                                        (Unaudited)
                                ASSETS
CURRENT:
   Cash and cash equivalents                                          $  4,142,590                $ 5,433,664
   Accounts Receivable, less allowances of
       $94,920 and $69,701                                              13,788,575                 15,170,190
   Inventories                                                          10,054,899                  7,296,836
   Prepaid expenses and other current assets                             2,089,537                  1,182,894
        TOTAL CURRENT ASSETS                                            30,075,601                 29,083,584



PROPERTY AND EQUIPMENT:
   Leasehold improvements                                                  543,874                    542,361
   Machinery and equipment                                                 671,257                    509,197
   Furniture, fixtures and transportation equipment                        867,468                    877,498
        Total                                                            2,082,599                  1,929,056
   Less accumulated depreciation and amortization                      (1,417,216)                (1,409,050)


        NET PROPERTY AND EQUIPMENT                                         665,383                    520,006

OTHER                                                                      510,132                    556,271

                                                                    $   31,251,116               $ 30,159,861


               See accompanying notes to consolidated financial statements.

                       SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                          April 1,                   July 2,
                                                                            1995                      1994
                                                                       (Unaudited)
 LIABILITIES AND STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                    $10,436,645                $10,041,865
   Customers' deposits                                                   1,749,917                  1,827,196
   Accrued expenses                                                        355,437                    515,118
   Current maturities of long-term debt                                     44,498                    120,630


      TOTAL CURRENT LIABILITIES                                         12,586,497                 12,504,809

LONG-TERM DEBT                                                             131,232                    172,153
MINORITY INTEREST                                                            2,000                      -



      TOTAL LIABILITIES                                                 12,719,729                 12,676,962


STOCKHOLDERS' EQUITY:
   Common Stock - par value $.10; authorized  6,000,000
      shares; issued 3,236,199 and 3,234,949 shares                        323,620                    323,495
   Additional paid-in capital                                           12,456,965                 12,455,590
   Retained earnings                                                     5,840,982                  4,803,611
   Foreign currency translation adjustment                                   9,617                      -

        Total                                                           18,631,184                 17,582,696
   Treasury stock, at cost, 27,600 common shares                          (99,797)                   (99,797)
      TOTAL STOCKHOLDERS' EQUITY                                        18,531,387                 17,482,899

                                                                       $31,251,116               $ 30,159,861


             See accompanying notes to consolidated financial statements.

                           SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                       (Unaudited)                           (Unaudited)
                                           For the Three Months Ended                For the Nine Months Ended
                                              4-1-95            4-2-94                4-1-95           4-2-94
                                            (13 Weeks)        (13 Weeks)             (39 Weeks)       (39 Weeks)
REVENUES                                     $16,131,974      $19,009,008            $ 45,803,828      $49,613,144

COSTS AND EXPENSES:
   Cost of sales                              13,928,919       16,207,001              40,240,039        42,493,216
   Selling expenses                              850,968          639,562               2,623,345         1,678,748
   General and administrative
      expenses                                   537,948          579,415               1,314,994         1,467,949
   Total costs and expenses                   15,317,835       17,425,978              44,178,378        45,639,913
                                                 814,139        1,583,030               1,625,450         3,973,231
NET INTEREST EXPENSE
   (INCOME)                                        4,653         (14,656)                 (2,921)            20,664


INCOME BEFORE TAXES
   ON INCOME                                     809,486        1,597,686               1,628,371         3,952,567

TAXES ON INCOME                                  314,000          565,000                 591,000         1,466,000


NET INCOME                                $      495,486    $   1,032,686          $   1,037,371        $ 2,486,567

PREFERRED STOCK
   DIVIDENDS                                        -               -                       -                40,735

NET INCOME APPLICABLE
   TO COMMON STOCK                        $      495,486    $   1,032,686          $    1,037,371        $ 2,445,832

NET INCOME PER SHARE                             $   .15             $.31                   $ .32              $ .87

Weighted average number of
  common and equivalent shares                 3,259,820        3,301,672               3,272,413          2,820,077


             See accompanying notes to consolidated financial statements.

                          SPEIZMAN INDUSTRIES,  INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       (Unaudited)
                                                                               For the Nine Months Ended
                                                                               4/1/95                4/2/94
                                                                             (39 Weeks)             (39 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                              $  1,037,371           $   2,486,567
Adjustments to reconcile net income to cash provided
   by operating activities:
      Depreciation and amortization                                             130,358                 145,428
      Provision for inventory obsolescence                                      150,000                 150,000
      Foreign currency translation adjustment                                     9,617                   -
      (Increase) decrease in:
         Accounts receivable                                                  1,381,615              (4,249,105)
         Inventories                                                        (2,908,063)              (1,492,304)
         Prepaid expenses and deposits                                        (906,643)                (437,807)
         Other assets                                                            46,139                 180,251
      Increase (decrease) in:
         Accounts payable                                                       394,780               2,879,190
         Customers' deposits                                                    (77,279)             (1,183,608)
         Accrued expenses                                                      (159,681)                (46,108)
   Net cash provided (used) by operating activities                            (901,786)             (1,567,496)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                     (308,712)               (228,564)
      Disposition of property and equipment                                      32,977                 201,929
         Net cash used in investing activities                                 (275,735)                (26,635)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net payments on notes payable                                                -                   (174,785)
      Principal payments on long-term debt                                     (117,053)               (691,717)
      Net proceeds of common stock offering                                        -                  9,331,198
      Redemption of preferred stock                                                -                   (894,152)
      Dividends on preferred stock                                                 -                    (40,735)
      Issuance of common stock for stock options                                 1,500                   81,951
      Minority interest in subsidiary                                            2,000                      -

      Net cash provided by (used in) financing activities                     (113,553)               7,611,760

NET INCREASE (DECREASE) IN CASH                                             (1,291,074)               6,017,629
CASH AT BEGINNING OF PERIOD                                                   5,433,664                 723,820
CASH AT END OF PERIOD                                                    $    4,142,590            $  6,741,449
Supplemental Disclosures:
      Cash paid during period for:
         Interest                                                     $         73,852             $    109,153
         Income taxes                                                          301,851                1,489,985

             See accompanying notes to consolidated financial statements.

                        SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Management Statement re Adjustments

           In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present the Registrant's financial position, the results of operations and changes in cash flow for the periods indicated.

           The accounting policies followed by the Registrant are set forth on page F-6 of the Registrant's Form 10-K for the fiscal year ended July 2, 1994, which is incorporated by reference.

Note 2.   Inventories

           Inventories consisted of the following:

                                         April 1,                  July 2,
                                           1995                     1994
                                       (unaudited)

           Machines                    $ 7,176,637              $ 4,218,036
           Parts and Supplies            2,878,262                3,078,800

                     Total            $ 10,054,899               $7,296,836

Note 3.   Taxes on Income

           Taxes on income are allocated to interim periods on the basis of an estimated annual effective tax rate.

Note 4.   Net Income Per Share

           Net income per share is computed by dividing net income by the average number of common and common equivalent shares outstanding during the period. Common equivalent shares include those common shares which are issuable upon the exercise of stock options, when dilutive, net of shares assumed to have been repurchased with the proceeds.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's revenues are generated primarily from its distribution of textile equipment, principally knitting machines, to manufacturers of textile products and, to a lesser extent, from the sale of parts used in such equipment and the sale of used textile equipment.

RESULTS OF OPERATIONS

In the Company's thirteen-week quarter ended April 1, 1995, revenues decreased by about $2.9 million, or about 15.1% from revenues of the same quarter of last year. The $2.9 million decrease in revenues is composed of a $4.9 million decrease in the revenues from the sale of hosiery equipment, partially offset by $2 million in increases in sales of all other equipment. Included in those improved  elements  were  revenues of $1.5 million from operations that
were not in existence in the prior period.    The  Company's
year-to-date  revenues declined by about $3.8 million or 7.7% from
revenues of the same period last year.   The decrease reflects a decline
in hosiery equipment sales of approximately $10.6 million, partially offset by sales of other types of textile equipment, including $2.4 million from operations that were not in existence in the prior year.

Cost of sales in the Company's quarter ended April 1, 1995, were 86.3% of revenues. This 86.3% compares to 85.1% in the same quarter of last year. Increased field service expenses accounted for all of this increase, quarter to quarter. In the year- to-date, cost of sales were 87.8% of revenues as compared to 85.5% in the same nine-month period of last year. In the current year-to-date, increases in field service expenses accounted for about one-half of the higher cost of sales. The remainder of the increase in cost of sales, in the year-to-date, reflects the narrowing of margins for hosiery and for outerwear knitting machines due to declines in demand.

Selling expenses increased by about $211,000 in the latest quarter as compared to the same quarter of last year and by about $944,000 in the current nine months as compared to the same period of last year. Increases in both of these periods occurred principally in salaries and commissions, travel and trucking, and in letter of credit charges. Substantial portions of those increases relate to the increased operations of the Company's two outerwear knitting machine divisions and the Company's dyeing and finishing equipment division.

General and administrative expenses in the current third fiscal quarter declined by about $43,000 from the same quarter of last year. In the year-to-date, general and administrative expenses decreased by about $153,000 from the same period of last year. The major factors in both of these reductions were decreases in profit-based bonuses.

Income taxes in the quarter ended April 1, 1995, were 38.8% of pre-tax profits as compared to 35.4% in the same period of last year. This increase reflects adjustments to income tax liabilities upon finalization of the prior year's tax returns.

OUTLOOK

As of January 1, 1995, the Company no longer represents Washex Machinery Company of Wichita Falls, Texas, for the sale of textile dye machines for garments, socks and women's sheer hosiery. This product line contributed revenues in fiscal 1993 of approximately $2.2 million, in fiscal 1994 of approximately $340,000, with no sales in fiscal 1995.

The Company's English subsidiary, specializing in sweater machines, initiated operations at the beginning of the Company's current fiscal year. That division has contributed approximately $2.4 million in revenues for the fiscal year-to-date.

The sweater manufacturing industry in the United States, as served by the Company, appears to be in a relatively weak position. The Company's sales of sweater machines in the United States for the balance of fiscal 1995 could be affected by this apparent weakness.

The sock industry in the United States and Canada, which the Company serves, presents a mixed picture at the present time. There is weak demand for fine gauge rib socks with a somewhat stronger demand for coarse gauge rib socks. The reciprocated heel and toe athletic sock market is showing a moderate up-surge in demand.

LIQUIDITY AND CAPITAL RESOURCES

At April 1, 1995, the Company's working capital totaled $17.5 million. This figure represents an increase of about $910,000 from the Company's working capital position at the end of the prior fiscal year, July 2, 1994.

In the current year-to-date, operating activities used $902,000. This compares to usage of $1,567,000 in the same nine months of last year. In the current period, increases in inventories and in pre-paid expenses and deposits were partially offset by a decrease in accounts receivable and an increase in accounts payable.

Capital expenditures, less dispositions, used about $276,000 in the current year-to-date as compared to about $27,000 in the prior year.

Cash flow in the first nine months of the prior year included the net proceeds of the common stock offering. The current year does not include any such activity. As a result, financing activities used about $114,000 in the current period as compared to financing activities having provided about $7.6 million in the same period of last year.

Overall, net cash decreased by about $1.3 million as compared to an increase of about $6.0 million in the same period of last year.

The Company presently has no material commitments for capital expenditures and does not anticipate incurring such commitments in the balance of fiscal 1995.

SEASONALITY AND OTHER FACTORS

There are certain seasonal factors that may affect the Company's business. Traditionally, manufacturing businesses in Italy close for the month of August, and the Company's customers close for one week in July. Consequently, no shipments or deliveries, as the case may be, of machines distributed by the Company that are manufactured in Italy are made during these periods in the Company's first quarter. In addition, manufacturing businesses in Italy generally close for two weeks in December, during the Company's second quarter. Fluctuations in customer orders or other factors may affect quarterly variations in net revenues from year to year.

EFFECTS OF INFLATION AND CHANGING PRICES

Management believes that inflation has not had a material effect on the Company's operations.

Most of the Company's machines and spare part purchases are denominated and payable in Italian lira. Currency fluctuations of the lira could result in substantial price level changes and therefore impede or promote import/export sales and substantially impact profits.
However, to reduce exposure to adverse foreign currency fluctuations during the period from customer orders to payment for goods sold, the Company enters into forward foreign exchange contracts. The Company is not able to assess the quantitative effect that such currency fluctuations could have upon the Company's operations. There can be no assurance that fluctuations in foreign currency exchange rates will not have a significant adverse effect on future operations.

                          PART II.     OTHER INFORMATION


Item 1.   Legal Proceedings

           On August 21, 1989, Dorothy L. Boyd, Administratrix, instituted an action against the Company in the United States District Court for the Western District of Virginia, seeking $5,000,000.00 in damages allegedly resulting from a wrongful death that involved machinery manufactured and sold by the Company more than 20 years before the death. On January 12, 1994, the District Court granted the Company's Motion for Summary Judgment and entered a judgment for the Company. The plaintiff appealed to the United States Court of Appeals for the Fourth Circuit, which on December 12, 1994, affirmed the judgment of the District Court. The time in which the plaintiff could either petition the Fourth Circuit Court for a re-hearing or petition the United States Supreme Court for a writ of certiorari, has expired. Therefore, this case is completed with no finding of liability on the part of the Company.


Item 6.   Exhibits and reports on Form 8-K

           (a) No reports on Form 8-K were filed by the Registrant during or applicable to the period reported here.

           (b)  Exhibit 11. - Computation of Net Income Per Share

                                                              Exhibit 11

                             NET INCOME PER SHARE

The following table presents the information needed to compute primary income per common share:

                                                    (Unaudited)                              (Unaudited)
                                           For the Three Months Ended                For the Nine Months Ended
                                              4-1-95            4-2-94                 4-1-95           4-2-94
                                            (13 Weeks)        (13 Weeks)             (39 Weeks)       (39 Weeks)
Net income applicable to
   common stock                          $  495,486         $1,032,686              $1,037,371       $  2,445,832

Weighted average shares
   outstanding                            3,236,199          3,181,173               3,236,199          2,700,087
Less:  Treasury shares                      (27,600)           (27,600)                (27,600)           (27,600)
Add:  Assumed exercise of
   options reduced by the
   number of shares purchased
   with proceeds                             51,221            148,099                  63,814            147,590
Adjusted weighted average
   of shares outstanding                  3,259,820          3,301,672               3,272,413          2,820,077

Net income per share                        $   .15            $   .31                  $  .32             $  .87


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SPEIZMAN INDUSTRIES, INC.
                                                    (Registrant)




Date:            May 11, 1995                  /s/ Robert S. Speizman
                                               Robert S. Speizman
                                               President


Date:            May 11, 1995                  /s/ Josef Sklut
                                               Josef Sklut
                                               Vice President-Finance
                                               (Chief Financial Officer)