Form 10-Q/A
period 1995-04-01
SPEIZMAN INDUSTRIES INC
filed 1995-05-30
CIK 92827

AMENDMENT NO. 1


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


                                              SPEIZMAN INDUSTRIES, INC.
                                                    (Registrant)




Date:            May 30, 1995                  /s/ Robert S. Speizman
                                               Robert S. Speizman
                                               President


Date:            May 30, 1995                  /s/ Josef Sklut
                                               Josef Sklut
                                               Vice President-Finance
                                               (Chief Financial Officer)