Form 10-K
period 1995-07-01
SPEIZMAN INDUSTRIES INC
filed 1995-09-29
CIK 92827

                            SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.   20549


                                       FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         [Fee Required]

For the fiscal year ended July 1, 1995

                                                                OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         [No Fee Required]

For the transition period from __________________ to _____________________

Commission File No. 0-8544


                                       SPEIZMAN INDUSTRIES, INC.
                        (Exact name of registrant as specified in its charter)


                     Delaware                                                 56-0901212
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)


   508 West Fifth Street, Charlotte, North Carolina                              28202
      (Address of principal executives offices)                                (Zip Code)

Registrant's telephone number, including area code:  (704) 372-3751

Securities registered pursuant to Section 12(b) of the Act:

                                               None

Securities registered pursuant to Section 12(g) of the Act:

                               Common Stock, $.10 Par Value
                                      (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such requirements for the past 90 days.

                                 Yes [(Check Mark)]   No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.



         The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 14, 1995, was $9,462,064, based on the last sale price of $3.75 per share reported by the NASDAQ National Market System on that date.

As of September 14, 1995, there were 3,208,599 shares of the registrant's Common Stock outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for its Annual Meeting of Stockholder to be held on November 16, 1995, are incorporated herein by reference into Part III.

                                         PART I

Item 1.  Business.

General

         Speizman Industries, Inc. (the "Company") is the leading distributor of new sock knitting machines in the United States. It distributes technologically advanced sock knitting machines manufactured by Lonati, S.r.l., Brescia, Italy ("Lonati"), which the Company believes is the world's largest manufacturer of hosiery knitting equipment. It also distributes Lonati sock and sheer hosiery
knitting  machines  in  Canada.    In  addition, through sales
arrangements with other European textile machinery manufacturers, the Company distributes other sock knitting machines, knitting machines for underwear, sweaters, collars and trim, and other knitted fabrics and other equipment related to the manufacture of socks and sheer
hosiery, principally in the United  States  and  Canada.   The Company
also sells dyeing and finishing equipment for the textile industry. The Company sells textile machine parts and used textile equipment in the United States and a number of foreign countries.

         Prior to 1990, the Company also manufactured mechanical single cylinder sock knitting machines. In 1990, the Company ceased its manufacturing activities due to a decline in the profitability of this line of business and in order to focus the Company's activities on the distribution of single cylinder machines manufactured by Lonati.

         All references herein are to the Company's 52-or-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 1995, 1994, 1992, and 1991, each contained 52 weeks and ended on July, 1, 1995, July 2, 1994, June 27, 1992 and June 29, 1991. Fiscal 1993
contained 53 weeks and ended on July 3, 1993. Unless the context otherwise requires, the term the "Company" as used herein includes Speizman Industries, Inc. and its subsidiaries.

         The Company and Lonati entered into their present agreement for the sale of Lonati machines in the United States in January 1992 (the "Lonati Agreement"). The Company and Lonati also entered into a similar agreement in January 1992 relating to the Company's distribution of Lonati sock and sheer hosiery knitting machines in Canada. The company has distributed Lonati double cylinder machines in the United States continuously since 1982. The Company began distributing Lonati single cylinder machines in 1989.

         Pursuant to the Lonati Agreement, Lonati has appointed the Company as Lonati's exclusive agent in the United States for the sale of its range of single and double cylinder sock knitting machines as
of the date of the Lonati Agreement and related spare  parts.    Under
the Lonati Agreement, the Company also serves as the distributor of such equipment in the United States. Although the Lonati Agreement does not establish the Company as the exclusive distributor of Lonati sock machines in the United States, the Company in fact has exclusively distributed Lonati double cylinder sock machines continuously since 1982 and Lonati single cylinder sock knitting machines since 1989 when the Company began to phase out its manufacturing activities. The Lonati Agreement extends to December 31, 1995 and continues from year to year thereafter, although it may be terminated on 90 days written notice at any year end or without notice in the event of a breach. The Company and Lonati also entered into a similar agreement in January 1992 relating to the Company's distribution of Lonati sock and sheer hosiery knitting machines in Canada.

         The Lonati Agreement contains certain covenants and conditions relating to the Company's sale of Lonati machines, including, among others, requirements that the Company, at its own expense, promote the sale of Lonati machines and assist Lonati in maintaining its competitive position, maintain an efficient sales staff, provide for the proper installation and servicing of the machines, maintain an adequate inventory of parts and pay for all costs of advertising the machines. The Company is prohibited during the term of the Lonati Agreement from distributing any machines or parts that compete with Lonati machines and parts. The Company believes that it is and will remain in compliance in all material respects with such covenants. The cost to the Company of Lonati machines, as well as the delivery schedule of these machines, are totally at the discretion of Lonati. The Lonati Agreement allows Lonati to sell machines directly to the sock manufacturer with any resulting commission paid to the Company determined on a case by case basis.

         The Lonati single cylinder machines distributed by the Company are for the knitting of athletic socks. The Lonati double cylinder machines are for the knitting of dress and casual socks. The Lonati machines are electronic and high-speed and have computerized
controls.   Lonati single cylinder machines are capable of knitting
pouch heel and toe, reciprocated heel and toe  and  tube  socks.
These and other features allow the rapid change of sock design, style and size, result in increased production volume and efficiency and simplify the servicing of the machines. The Company distributes these sock knitting machines as well as Lonati sheer hosiery knitting machines in Canada. In addition, the Company distributes the knitting machines, described below, manufactured by Santoni,
S.r.l. Brescia, Italy ("Santoni"), one of Lonati's subsidiaries, in the
United  States  and  Canada.    Sales  by the company in the United
States and Canada of machines manufactured by Lonati, S.r.l., generated
the  following  percentages  of  the  Company's  net  revenues:   44.4%
in 1995, 65.6% in 1994 and 66.7% in 1993. In addition, sales of Santoni machines in the United States and Canada generated 9.3%, 4.4% and 5.4% of the Company's net revenues in fiscal 1995, 1994 and 1993, respectively.

         In addition to the Lonati machines, the Company distributes new knitting and other machines and equipment under written agreements and other arrangements with the manufacturers. The following table sets forth certain information concerning certain of these additional distribution arrangements:


 Manufacturer                      Machine                                     Territory
 Santoni, S.r.l.,                Circular knitting machines for                United States and
    Brescia, Italy               underwear, men's socks and women's            Canada
                                 sheer hosiery and surgical support hose


 Jumberca, S.A.,                 Sweater knitting machines                     United States, Canada, the United
    Badalona, Spain                                                            Kingdom and Ireland

 Zamark, S.p.A..                 Flat  knitting  machines for collars and      United States, Canada, the United
    Somma Lombardo, Italy        trim and sweaters                             Kingdom and Ireland

 Conti  Complett, S.p.A.,        Sock  toe  closing  machines  and  sock       United States
    Milan, Italy                 turning devices


 Sperotto Rimar, S.p.A.,         Fabric    processing    and    finishing      United States
    Malo, Italy                  machines

 Corino Machine, S.r.l.,         Fabric handling equipment                     United States and Canada
    Alba, Italy

 Fimatex,                        Turning devices for sock machines             United States
    Scandicci, Italy

 Orizio Paolo, S.p.A.,           Fabric knitting machines                      United States
    Brescia, Italy

   Sales of machines manufactured by Zamark (an affiliate of Lonati) and Conti Complett generated an aggregate of 5.3%, 4.4% and 0.6% of the Company's net revenues in fiscal 1995, 1994 and 1993, respectively.

   Sales of machines manufactured by Jumberca generated 9.8%, 9.8% and 3.2% of the Company's net revenues in fiscal 1995, 1994 and 1993,
respectively.    The  Company  entered  into  its  present agreement
with Jumberca (the "Jumberca Agreement") for the distribution of Jumberca sweater and fabric knitting machines in February 1994. All of the Jumberca machines sold by the Company to date have been sweater and fabric knitting machines. The Company did not meet the minimum purchase requirements under the Jumberca Agreement with regard to the sweater or fabric knitting machines in fiscal 1995 due to weakened demand for such
machines.    In  addition, although the percentage of the Company's net revenues generated by sales of Jumberca machines in fiscal 1995 did not change as compared to fiscal 1994, such sales did not contribute to the Company's net income in fiscal 1995 due principally to the Company's lowering its sales prices to customers to generate orders. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations." The Company expects sales of Jumberca machines to decrease in fiscal 1996 as compared to fiscal 1995, and does not expect its gross profit
from the sales of such  machines  to  increase.    In fiscal 1995,
purchasers of the Jumberca machines from the Company increased their demands for extended payment terms due principally to the significant capital commitment required in connection with such purchases and the Company was unwilling to assume the credit risk resulting from such extended terms. As a result of the foregoing, at the Company's request, in March 1995 the parties amended the Jumberca Agreement to eliminate the minimum purchase requirements thereunder and to allow for the termination of the agreement prior to its original termination date in January 1997. In accordance with the terms of the Jumberca Agreement as amended, the Company terminated the agreement with regard to the fabric knitting machines in July 1995 and the agreement will terminate with regard to the sweater knitting machines in December 1995. Although the Company believes that the the weakened demand for the machines and the termination of the Jumberca Agreement will have an adverse effect on its net revenues in fiscal 1996, it does not believe that it will have any such effect on its net income
for  the  year.    See  Item  7,  "Management's Discussion and Analysis
of Financial Condition and Results of Operations-- Effects of Inflation and Changing Prices."

   There can be no assurance that the Company will not encounter significant difficulties in any attempt to enforce any provision of the Lonati Agreement or Jumberca Agreement (or any other agreement with a foreign manufacturer), or any agreement that may arise in connection with the placement and confirmation of orders for the machines manufactured by Lonati or Jumberca (or any other foreign manufacturer) or obtain an adequate remedy for a breach of any such provision, due principally to the fact that Lonati or Jumberca (or any other foreign manufacturer) is a foreign company.

   Used Machines, Parts and Liquidations

   The Company sells used machinery and parts to the textile industry. The Company carries significant amounts of machinery and parts
inventories  to  meet  customers   requirements and to assure itself of
an adequate supply of used machinery. The Company acts as a liquidator of textile mills and as a broker in the purchase and sale of such mills.

Marketing and Sales

   The Company markets and sells knitting machines and related equipment primarily by maintaining frequent contacts with customers and
understanding  of  its  customers'    individual business needs.
Salespersons will set up competitive trials in a customer's plant and allow the customer to use the Company's machine in its own work environment alongside competing machines for two weeks to three months. The Company also offers customers the opportunity to send their employees to the Company for training courses on the operation and service of the machines and, depending on the number of machines purchased and the number of employees to train, may offer such training courses at the customer's facility. In addition, the Company exhibits its equipment at trade shows and uses its private showroom to demonstrate new machines. These marketing strategies are complemented by the Company's commitment to service and continuing education.
At August 15, 1995, the Company employed approximately 13 salespersons and 26 technical representatives. In addition to its sales staff, the Company uses over 30 commission sales agents in a number of foreign countries in connection with its sales of used machines.

   The terms of new machine sales generally are individually negotiated including both the purchase price, payment terms and delivery
schedule.    The  Company  is  usually  required  to purchase imported
machines with a letter of credit in favor of the manufacturer delivered not less than 15 days prior to the machine's shipment to the customer's plant. Generally, the letter of credit must be payable 60 days or longer from the date of the on-board bill of lading and upon presentation of the bill of lading. The period from shipment by the manufacturer to installation in the customer's plant is generally 30-45 days.

   The Company encourages trade-ins of older equipment, which reduces the customer's initial capital outlay. The Company believes that its trade-in policy has increased sales of certain of the Company's new equipment lines.

   Substantially all of the machines sold by the Company are drop-shipped from the foreign manufacturer by container or air freight directly to the customer's plant using the Company's freight forwarder to coordinate shipment. Title is taken at the European port, and the Company insures the machines for 110% of cost.

   Because a substantial portion of the Company's revenues are derived from sales of machines and equipment imported from abroad, these sales may be subject to import controls, duty and currency fluctuations. The majority of the Company's purchases of Italian machines for sale in the United States are denominated in Italian lira. Generally, the Company has been able to adjust sales prices or purchase lira hedging contracts to compensate for anticipated
dollar  fluctuations.   However, international  currency  fluctuations
that result in substantial price level changes could impede import sales
and substantially impact  profits.    The  Company  is not able to
assess the quantitative effect such international price level changes could have upon the Company's operations. All of the Company's export sales originating from the United States are made in U.S. dollars. All of the sales of the Company's United Kingdom subsidiary are denominated in pounds sterling.

   The Company also markets used machines through its employees and outside commission salespersons. The Company markets its used machines in the United States and in a number of foreign countries. The Company uses trade advertising extensively and at least once every two months distributes lists throughout the industry of used machines that the Company has for sale.

   The Company exports certain new and used machines and parts for sale in Canada and a number of other foreign countries. See Note 1 of Notes to Consolidated Financial Statements for certain financial information concerning the Company's foreign sales in fiscal 1995, 1994 and 1993.

Customers

   The Company's customers consist primarily of the major sock manufacturers in the United States. In fiscal 1995, the Company's two largest customers, Renfro Corporation and Kayser-Roth Corporation, accounted for 7.3% and 5.2%, respectively, of the Company's net
revenues.    In  fiscal  1994,  the  Company's  two largest customers,
Fruit of the Loom, Inc., and Renfro Corporation, accounted for 13.8% and 13.4% of the Company's net revenues. Generally, the customers contributing the most to the Company's net revenues vary from year to year. The Company believes that the loss of any principal customer could have a material adverse effect on the Company.

Backlog

   The Company's backlog of unfilled orders for new and used machines was $4.1 million at July 1, 1995 as compared to $15.1 million at July 2, 1994, and $24.5 million at July 3, 1993. Management believes that all the company's unfilled orders at July 1, 1995 will be filled by the end of fiscal 1996. The period of time required to fill orders varies depending on the machine ordered. The decline in backlog is attributed to weakened demand for sock and sweater machines.

Competition

   The  sock  knitting  machine  industry  is  competitive.    Lonati
single cylinder machines compete primarily with machines manufactured by an Italian and a Czech company and Lonati double cylinder machines compete primarily with machines manufactured by an Italian company acquired in 1993 by Lonati but not represented by the Company. Lonati machines compete, to a lesser extent, with machines manufactured by a number of other foreign companies of varying sizes and a small domestic company, and with companies selling used
machines.    The  principal competitive factors in the distribution of
sock knitting machines are technology, price, service, allowance of trade-ins and delivery.

The Company believes that its competitive advantages are the technological advantages of the Lonati machines, the Company's commitment to customer service and the Company's allowance of trade-ins of used machines on new Lonati machines. The Company believes that it is at a short term competitive disadvantage if a potential customer's decision will be based primarily on price since, generally, the purchase price of Lonati machines is higher than that of competing machines.

   In its sale of new equipment, in addition to Lonati machines, the Company competes with a number of foreign and domestic manufacturers and distributors of new and used machines. In its sale of such other machines and equipment, certain of the company's competitors may have substantially greater resources than the Company.


   Domestic and foreign sales of used sock and sheer hosiery knitting machines is fragmented and highly competitive. The Company competes with a number of domestic and foreign companies that sell used machines as well as domestic and foreign manufacturers that have used machines as a result of trade-ins. In the United States, the Company has one primary competitor in its sale of used sock knitting machines. The principal competitive factors in the Company's domestic and foreign sales of used machines are price and availability of machines that are in demand. Although the Company is the exclusive distributor of parts for a number of the machines it distributes, it competes with firms that manufacture and distribute duplicates of such parts. In addition, the Company competes with a number of distributors and manufacturers in its other parts sales.

Regulatory Matters

   The Company is subject to various federal, state and local statutes and regulations relating to the protection of the environment and safety in the work place. The failure by the Company to comply with any of such statutes or regulations could result in significant monetary penalties, the cessation of certain of its operations, or both. Management believes that the Company's current operations are in compliance with applicable environmental and work place safety
statutes and regulations in all  material  respects.   The Company's
compliance with these statutes and regulations has not materially affected its business; however, the Company cannot predict the future effects of compliance with such statutes or regulations.

Employees

   As of August 15, 1995, the Company had 78 full-time employees. The Company's employees are not represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company considers its relations with its employees to be good.

Item 2.  Properties.

   The Company's headquarters, in which its administrative offices, machinery rebuilding facilities and a substantial portion of its warehouse space are located, is in Charlotte, North Carolina in an approximately 89,000 square foot building that is leased from a partnership owned by Robert S. Speizman and his brother. The City of Charlotte has designated this building an "historic landmark," and, as a result, modifications to the building require prior approval of the
Charlotte-Mecklenburg Historic Landmark Commission.   The term of the
lease extends to March 31, 1996 and the annual rent thereunder was
$168,400 from January 1, 1993 to March  31,  1995.    Annual  rent  is
$311,500 from April 1995 through March 1996. The Company also leases approximately 25,000 square feet of additional warehouse space for approximately $68,800 per year under a lease agreement that expires April 1996, approximately 20,000 square feet of additional warehouse space under a lease that expires September 1996 for an annual rental of $48,000, and approximately 10,000 square feet of additional warehouse space on a month-to-month basis for $100 per month, all in Charlotte, North Carolina. The Company leases approximately 5,000 square feet of office and warehouse space in Hicksville, New York, for approximately $30,000 per year, under a lease expiring June 1997. The Company leases approximately 250 square feet of office space, in which the headquarters of its Canadian subsidiary are located, in Montreal,
Canada, for approximately $315 per month.    The  Company  leases
approximately 2,500 square feet of office and warehouse space in Leicester, United Kingdom, for approximately $1,700 per month.

   The Company is considering plans to move its headquarters to a different building in Charlotte, North Carolina in which its administrative offices, machinery rebuilding facilities and all or substantially all of its warehouse space can be located. The Company anticipates that it will lease any such building.

Item 3.  Legal Proceedings.


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

Item 4.  Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1995.

Executive Officers of Registrant

   The following table sets forth certain information regarding the executive officers of the Company:

     Name               Age          Positions with the Company

     Robert S. Speizman  55    Chairman of the Board, President and Director
     Josef     Sklut     66    Vice President-Finance,  Secretary, Treasurer
                               and Director


   Robert S. Speizman has served as President of the Company since November 1976. From 1969 to October 1976, Mr. Speizman served as Executive Vice President of the Company. Mr. Speizman has been a director of the Company'since 1967 and Chairman of the Board of Directors since July 1987.

   Josef Sklut has served as Vice President-Finance of the Company'since 1978, as Secretary of the Company since 1977, as Treasurer of the Company'since 1969 and as a director of the Company since 1977.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

   The Company's Common Stock was listed on October 6, 1993, on the NASDAQ National Market System under the symbol "SPZN". Previously, the Common Stock was listed on the NASDAQ Small-Cap Market System.
The following table sets forth for the periods indicated (i) before October 6, 1993, the high and low bid prices per share of Common Stock as reported by the NASDAQ Small-Cap Market System and (ii) after October 5, 1993, the high and low sales prices as reported by the NASDAQ National Market System.

 Fiscal 1994                                   High              Low
 First  Quarter (ended October 2, 1993)       $19.50            $10.00
 Second Quarter (ended January 1, 1994)        14.25             12.00
 Third  Quarter (ended April   2, 1994)        17.50             11.25
 Fourth Quarter (ended July    2, 1994)        13.50              7.25

 Fiscal 1995
 First  Quarter (ended October 1, 1994)         8.75              6.00
 Second Quarter (ended December 31, 1994)       6.50              3.22
 Third  Quarter (ended April 1,   1995)         5.38              3.38
 Fourth Quarter (ended July  1,   1995)         6.75              4.25


   As of June 30, 1995, there were approximately 453 stockholders of record of the Common Stock.

   The Company has never declared or paid any dividends on its Common Stock. On November 29, 1993, the Company purchased all of the 8,147 outstanding shares of its 5% noncumulative nonvoting preferred stock, par value $100 per share (the "5% Preferred Stock"), for $100.00 per share. Under the terms of the 5% Preferred Stock, the Company was obligated to pay a cash dividend of $5.00 per share in connection with this purchase. Consequently, on November 29, 1993, a dividend of $40,735 was paid to the former holders of the 5% Preferred Stock.

   Future cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, surplus, restrictive covenants in agreements to which the Company may be subject, general business conditions and such other factors as the Board of Directors may deem relevant. The Company's present credit facility contains certain financial and other covenants that could limit the Company's ability to pay cash dividends on its capital stock.

Item 6.  Selected Consolidated Financial Data.


                                                                          Fiscal Year Ended
                                                     July 1,       July 2,       July 3,     June 27,     June 29,
                                                        1995        1994          1993         1992        1991
                                                           (In thousands, except net income per share data)

 Statement of Income Data:
    Net revenues                                     $61,597       $69,526       $39,552       $26,564     $20,107
    Cost of sales                                     53,986        60,004        32,635        22,997      16,829
    Gross profit                                       7,611         9,522         6,917         3,567       3,278
    Selling, general and administrative expenses       5,478         4,350         3,651         2,546       2,202
    Operating income                                   2,133         5,172         3,266         1,021       1,076
    Interest (income) expense, net                       (15)            6           186           196         300
    Income before taxes on  income                     2,148         5,166         3,080           825         776
    Taxes on income (1)                                  854         1,869           661            82          64
    Net income                                         1,294         3,297         2,419           743         712
    Preferred stock dividends                              -            41             -             -           -
    Net  income  applicable  to  common  stock       $ 1,294       $ 3,256       $ 2,419       $   743     $   712


 Per Share Data:
    Net income per share                             $   .40       $  1.12       $  1.03       $   .32     $   .33
    Weighted average number of shares                  3,271         2,905         2,360         2,297       2,185

 Balance Sheet Data:
    Working capital                                  $17,613       $16,579       $ 4,553       $ 2,792     $ 2,772
    Total assets                                      35,704        30,160        18,145        13,519       7,223
    Short-term debt                                        -             -           175           401         248
    Long-term debt, including current portion            147           293         1,060         1,374       1,845
    Redeemable preferred stock                             -             -             -             -         234
    Stockholder's equity                              18,782        17,483         5,137         2,714       1,836


(1) Reflects the utilization of prior net operating losses to completely offset federal income taxes in years 1991 and 1992 and to partially offset federal income taxes in 1993.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

      The Company's revenues are generated primarily from its distribution of textile equipment, principally knitting machines and dyeing and finishing equipment, to manufacturers of textile products and, to a lesser extent, from the sale of parts used in such equipment and the sale of used textile equipment.

Results of Operations

 Year Ended July 1, 1995 Compared to Year Ended July 2, 1994

      Net  Revenues.   Net Revenues in fiscal 1995 were $61.6 million as
compared to $69.5 million  in fiscal 1994, a decrease of $7.9  million,
or  11.4%.    This  decrease  reflects a $14.3 million decline in sales
of hosiery equipment, partially offset by increases of $3.4 million in the sales of sweater machines and related equipment, $1.8 million in the sales of dyeing and finishing equipment, and $1.2 million in the sales of spare parts. The Company's backlog of unfilled orders for new and used machines at July 1, 1995, was $4.1 million as compared to $15.1 million at July 2, 1994. The decline in backlog is attributed to weakened demand for sock and sweater machines.

      Cost  of  Sales.   In fiscal 1995, cost of sales was $54.0 million
as compared to $60.0 million for fiscal 1994, a decrease of $6.0 million, or 10.0%. Cost of sales as a percent of net revenues increased to 87.6% in fiscal 1995 as compared to 86.3% in fiscal 1994. Approximately 85% of this increase is attributable to increased field service expenses associated with new machines. The remainder is related to leveling of demand.

      Selling Expenses. Selling expenses increased to $3.6 million in fiscal 1995 from $2.4 million in fiscal 1994, an increase of 48.8%. This increase resulted from the start-up of a foreign knitting machine division, as well as increased selling activities, overall. Major components of the increase were salespersons salaries and commissions, advertising and exhibitions, travel, warehouse and office space cost, letter of credit expense and insurance expense.

      General  and  Administrative  Expenses.    General  and
administrative expenses, at $1,895,000 in fiscal 1995, were down slightly from $1,942,000 in fiscal 1994. The decrease reflects declines in salaries and bonuses, partially offset by increases in payroll and other taxes and in provisions for losses on accounts receivable. As a percent of net revenues, general and administrative expenses were 3.1% in 1995 as compared to 2.8% in fiscal 1994, reflecting the 11.4% decrease in net revenues between the two fiscal years.

      Interest  Expense.    Interest  expense  is  expressed  net  of
interest income. In fiscal 1995, interest income exceeded interest expense by $15,000. Net interest expense was $6,000 in fiscal 1994.

      Taxes  on  Income.    The  provision for taxes on income in fiscal
1995 was 39.8% of income before taxes. The provision for taxes on income in fiscal 1994 was 36.2%.

      Net  Income.    Net  income applicable to common stock decreased
to $1.3 million in fiscal 1995 from $3.3 million in fiscal 1994.    Net
income per share decreased to $0.40 as compared to $1.12 per share in fiscal 1994 on a 12.6% increase in the equivalent number of common shares outstanding.


 Year Ended July 2, 1994 Compared to Year Ended July 3, 1993

      Net  Revenues.   Net revenues in fiscal 1994 were $69.5 million as
compared to $39.6 million in fiscal 1993, an increase of $29.9  million,
or  75.8%.    This  increase  reflects increases of $21.5 million in
sales of hosiery equipment, $7.1 million in sweater machines and related equipment and $1.3 million from all other activities. The Company's backlog of unfilled orders for new and used machines at July 2, 1994, was $15.1 million as compared to $24.5 million at July 3, 1993.

      Cost of Sales. In fiscal 1994, cost of sales was $60.0 million as compared to $32.6 million for fiscal 1993, an increase of $27.4 million, or 83.9%. Cost of sales as a percentage of net revenues increased to 86.3% from 82.5% in fiscal 1993. This increase in cost of sales in fiscal 1994 reflected a narrowing of margins due to the somewhat lower sales prices in response to a leveling of demand, as well as increased competition for certain hosiery machines.

      Selling Expenses. Selling expenses increased to $2.4 million in fiscal 1994 from $2.0 million in fiscal 1993, an increase of 22.6%, reflecting the Company's increased selling activities. The principal components of this increase were salesperson's salaries and commissions, advertising and exhibitions, travel, and warehouse and office space cost. As a percentage of net revenues, selling expenses declined to 3.5% in fiscal 1994 as compared to 5.0% in fiscal 1993.

      General and Administrative Expenses. General and administrative expenses were $1.9 million in fiscal 1994 as compared to $1.7 million in fiscal 1993. Principal components of the $256,000 increases were increases in salaries and bonuses, partially offset by declines in life insurance expenses and in provisions for losses on accounts receivable. As a percentage of net revenues, general and administrative expenses decreased to 2.8% in fiscal 1994 as compared to 4.3% in fiscal 1993.

      Interest  Expense.    Interest  expense  is  expressed  net of
interest income.  Interest expense declined from $186,000 in fiscal
1993 to $6,000 in fiscal 1994. This decline reflects the elimination of all debt to stockholders in fiscal 1994, reduced interest paid to lending institutions, as well as an increase of $103,000 in interest income in fiscal 1994.

      Taxes  on  Income.   The provision for taxes on income in fiscal
1994 was 36.2% of income before taxes as compared to 21.5% of such income in fiscal 1993. The income tax provision in fiscal 1993 was favorably affected by utilization of the Company's federal operating loss carryforwards. Such carryforwards were fully utilized during fiscal 1993.

      Net  Income.   Net income applicable to common stock increased in
fiscal 1994 by $837,000 to $3.3 million from $2.4 million in fiscal 1993. That represents an increase of 34.6% in fiscal 1994 over fiscal 1993. Net income per share increased in fiscal 1994 to $1.12 as compared to $1.03 per share in fiscal 1993, on a 23.1% increase in the equivalent number of common shares outstanding.

Jumberca Agreement

      Prior to its amendment in March 1995, the Jumberca Agreement contained certain minimum purchase requirements for the Jumberca sweater and fabric knitting machines. The Company did not meet the minimum purchase requirements under the Jumberca Agreement with regard to either type of machine in fiscal 1995 due principally to weakened demand for such machines. Due, in part, to the weakened demand, at the Company's request, in March 1995, the parties amended the Jumberca Agreement to eliminate the minimum purchase requirements thereunder and to allow for the termination of the agreement prior to its original termination date in January 1997. In accordance with the terms of the Jumberca Agreements, as amended in March 1995, the Company terminated the agreement with regard to the Jumberca fabric knitting machines in July 1995 and the agreement will terminate with regard to the Jumberca sweater knitting machines in December 1995.
Although the Company believes that the weakened demand for the machines and the termination of the Jumberca Agreement will have an adverse effect on its net revenues in fiscal 1996, it does not believe that it will have any such effect on its net income for the year. See Item 1, "Business--General."

Liquidity and Capital Resources

      The Company filed a registration statement on Form S-1 (Registration No. 33-69748), and amendments thereto, with the Securities and Exchange Commission for the offering of 1,430,766 shares of the Company's Common Stock of which 700,000 were offered by the Company and 730,766 were offered by certain stockholders. This registration statement was declared effective by the Securities and Exchange Commission on November 12, 1993. Subsequently, the 15% over-allotment provision was elected by the
underwriters.    As  a  result,  the  offering  was increased by 214,614
shares, of which 164,164 were offered by the Company and 50,000 shares were offered by a stockholder. The Company used net proceeds of this offering (approximately $9.3 million) to collateralize letters of credit, repurchase preferred stock, repay indebtedness owed to the Company's President and principal stockholder, finance inventories of new and used machines and for general corporate purposes.

      The Company's operations require a substantial line of letters of credit to cover its customers' orders. The Company's credit facility provides for an overall facility of $14.0 million for letters of credit, including up to $2.0 million in revolving funds. This facility expires October 31, 1996. Management believes that this facility will be adequate to meet current financial requirements.

      Working capital increased by $1.0 million to $17.6 million at July 1, 1995 as compared to $16.6 million at July 2, 1994. Operating activities required $2.4 million in fiscal 1995 as compared to $2.9
million required by such activities in fiscal 1994.    This  decrease
in funds required resulted essentially from a $6.3 million increase in inventories and a $1.2 million increase in prepaid expenses, which were largely funded by a $5.0 million increase in accounts payable. As a result, cash and cash equivalents declined from $5.4 million at July 2, 1994, to $2.4 million at July 1, 1995.

Seasonality and Other Factors

      There are certain seasonal factors that may affect the Company's business. Traditionally, manufacturing businesses in Italy close for the month of August, and the Company's customers close for one week in July. Consequently, no shipments or deliveries, as the case may be, of machines distributed by the Company that are manufactured in Italy are made during these periods in the Company's
first  quarter.    In  addition, manufacturing businesses in Italy
generally close for two weeks in December, during the Company's second quarter. Fluctuations on customer orders or other factors may affect quarterly variations in net revenues from year to year.

Effects of Inflation and Changing Prices

      Management believes that inflation has not had a material effect on the Company's operations.

      A substantial portion of the Company's machine and spare part purchases are denominated and payable in Italian lira. Currency fluctuations of the lira could result in substantial price level changes and therefore impede or promote import/export sales and substantially impact profits. However, to reduce exposure to adverse foreign currency fluctuations during the period from customer orders to payment for goods sold, the Company enters into forward exchange contracts. The Company is not able to assess the quantitative effect that such currency fluctuations could have upon the Company's operations. There can be no assurance that fluctuations in foreign currency exchange rates will not have a significant adverse effect on future operations.

      In addition, the Jumberca Agreement denominates the purchase prices for the Jumberca machines specified therein in Spanish pesetas. Since February 1994 to date, the Company, in orders that it has placed with Jumberca, has denominated the purchase price for the machines ordered in U.S. dollars and Jumberca has accepted all such orders. The Company intends to continue this practice (which eliminates the risk of adverse fluctuations in the value of the peseta as compared to the dollar during the period between the date a machine is ordered and the payment date) through December 1995, the termination date of the Jumberca Agreement, with regard to any Jumberca machines that it purchases during this period.

      Under the Jumberca Agreement, in the event that the value of the peseta as compared to the U.S. dollar is below a specified level at the time a machine is ordered, there is an automatic upward adjustment of the specified purchase price. (Since February 1994, the date of the Jumberca Agreement, to date, the value of the peseta as compared to the dollar has not been below the level specified therein at any time that the Company ordered a machine.) There is no similar adjustment provision in the Jumberca Agreement in the event that the value of the peseta as compared to the dollar increases. Also since February 1994 to date, in a number of instances, the Company has not paid Jumberca the purchase prices for the machines specified in the Jumberca Agreement, but rather has negotiated the purchase price for a particular machine at the time it places the order based on, among other things, the then current value of the peseta and the dollar, the number of machines ordered and competitive and other market conditions.

Item 8.  Financial Statements and Supplementary Data.

      The financial statements and supplementary data required by this Item 8 appear on Pages F-1 through F-12 and S-1 through S-2 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.


                                      PART III

Item 10.  Directors and Executive Officers of the Registrant.

   The response to this Item 10 is set forth in part under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the remainder is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held
November  16,  1995  (the   "October 1995 Proxy Statement") under the
sections captioned "Election of Directors," "Certain Information Regarding the Board of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which sections are incorporated herein by reference.

Item 11.  Executive Compensation.

   The response to this Item 11 is set forth in the October 1995 Proxy Statement under the section captioned "Executive Compensation and Related Information," which section, other than the subsections captioned "Report of the Compensation Committee and the Stock Option Committee on Executive Compensation" and "Comparative Performance Graph," is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   The response to this Item 12 is set forth in the October 1995 Proxy Statement under the section captioned Stock Ownership of Certain
Beneficial Owners and Management, which section is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions.

   The response to this Item 13 is set forth in the October 1995 Proxy Statement under the section captioned "Certain Transactions," which section is incorporated herein by reference.

                                 PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.


   (a)
   The following documents are included as part of the Annual Report on Form 10-K:

 1.       Financial Statements:


                                                                                                 Page
 Report of Independent Certified Public Accountants                                               F-1

 Consolidated Balance Sheets - July 1, 1995 and July 2, 1994                                      F-2

 Consolidated Financial Statements for each of the three years in the periods ended July 1,
        1995, July 2, 1994 and July 3, 1993:
 Consolidated Statements of Income                                                                F-3

 Consolidated Statements of Stockholders  Equity                                                  F-4

 Consolidated Statements of Cash Flows                                                            F-5

 Summary of Accounting Policies                                                                   F-6

 Notes to Consolidated Financial Statements                                                       F-7


 2.       Financial Statement Schedules:

 Report of Independent Certified Public Accountants                                               S-1


 Schedule II - Valuation and Qualifying Accounts                                                  S-2


 3.       Exhibits:


         The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, and are incorporated herein by reference.

         (b)
         Reports on Form 8-K


         The Company filed no Forms 8-K in any of the months included in the fourth quarter of the Company's current fiscal year.

                           SIGNATURES

         Pursuant to the requirements of Section 131 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SPEIZMAN INDUSTRIES, INC.
Date:   September __, 1995

                                            By:
                                                Robert S. Speizman, President


         Pursuant to the requirements of the Securities Act of 1933, this has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signatures                              Title                                   Date

                                        President and Director                         September 29, 1995
 Robert S. Speizman                     (Principal Executive Officer)



                                        Vice President-Finance,                        September 29, 1995
 Josef Sklut                              Secretary, Treasurer and Director
                                          (Principal Financial Officer
                                          and Principal Accounting Officer)


                                        Director                                       September 29, 1995
 Steven P. Berkowitz


                                        Director                                       September 29, 1995
 William Gorelick


                                        Director                                       September 29, 1995
 Scott Lea




                          (BDO Seidman, LLP Letter Head Appears Here)


                           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Speizman Industries, Inc.

We have audited the accompanying consolidated balance sheets of Speizman
Industries, Inc. and subsidiaries as of July 1, 1995 and July 2, 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended July 1, 1995. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Speizman Industries, Inc. and subsidiaries at July 1, 1995 and July 2, 1994, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 1995, in conformity with generally accepted accounting principles.

                                              (Signature of BDO Seidman, LLP)
Charlotte, North Carolina                        BDO Seidman, LLP
September 1, 1995







                              SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS





                                                                                     July 1,            July 2,
                                                                                       1995              1994
 ASSETS
 Current:

    Cash and cash equivalents                                                      $  2,436,859     $  5,433,664

    Accounts receivable (Notes 2 and 6)                                              16,078,683       15,170,190

    Inventories (Notes 3 and 6)                                                      13,428,014        7,296,836

    Prepaid expenses and other current assets                                         2,458,355        1,182,894

        TOTAL CURRENT ASSETS                                                         34,401,911       29,083,584


 Property and Equipment :  (Notes 4 and 7)
    Leasehold improvements                                                              543,874          542,361

    Machinery and equipment                                                             876,565          509,197

    Furniture, fixtures and transportation equipment                                    834,187          877,498

                                                                                      2,254,626        1,929,056

    Less accumulated depreciation and amortization                                   (1,440,688)      (1,409,050)

        NET PROPERTY AND EQUIPMENT                                                      813,938          520,006

 Other                                                                                  488,609          556,271

                                                                                    $35,704,458      $30,159,861
 LIABILITIES AND STOCKHOLDERS  EQUITY

 Current:
    Accounts payable                                                                $15,056,927      $10,041,865

    Customers  deposits                                                                 884,881        1,827,196

    Accrued expenses                                                                    833,886          515,118

    Current maturities of long-term debt (Note 7)                                        13,190          120,630


        TOTAL CURRENT LIABILITIES                                                    16,788,884       12,504,809

 Long-Term Debt (Note 7)                                                                133,629          172,153

        TOTAL LIABILITIES                                                            16,922,513       12,676,962



 Commitments (Notes 4, 9, 11, 12 and 13)

 Stockholders  Equity (Notes 8, 9 and 10):
    Common Stock - par value $.10; authorized 6,000,000 shares;
        issued 3,236,199 and 3,234,949 shares                                           323,620          323,495


    Additional paid-in capital                                                       12,459,965       12,455,590

    Retained earnings                                                                 6,097,426        4,803,611

    Foreign currency translation adjustment
                                                                                            731               -

        Total                                                                        18,881,742       17,582,696

    Treasury stock, at cost, 27,600 common shares                                       (99,797)         (99,797)


        TOTAL STOCKHOLDERS  EQUITY                                                   18,781,945       17,482,899

                                                                                    $35,704,458      $30,159,861



See accompanying summary of accounting policies and notes to consolidated financial statements.

                               SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF INCOME


                                                                                     Year Ended
                                                                   July 1,            July 2,            July 3,
                                                                    1995               1994               1993


  NET REVENUES (Note 1)                                         $61,596 ,833       $69,525,581        $39,552,021

  COSTS AND EXPENSES:
      Cost of sales                                               53,986,242         60,003,901         32,634,909

      Selling expenses                                             3,582,719          2,407,086          1,964,246

      General and administrative expenses                          1,894,915          1,942,375          1,686,722


          Total costs and expenses                                59,463,876         64,353,362         36,285,877

                                                                   2,132,957          5,172,219          3,266,144

  INTEREST (INCOME) EXPENSE, net of  interest income
      of $101,562, $128,675 and $26,031                              (14,858)              6,393            186,388

      Income before taxes on income                                2,147,815          5,165,826          3,079,756


  TAXES ON INCOME (Note 5)                                           854,000          1,869,000            661,000

  NET INCOME                                                       1,293,815          3,296,826          2,418,756

      Preferred stock dividends                                            -             40,735                  -


  NET INCOME APPLICABLE TO COMMON STOCK                         $  1,293,815       $  3,256,091       $  2,418,756

  NET INCOME PER SHARE                                          $       0.40       $       1.12       $       1.03


  Weighted average number of common and equivalent
      shares                                                       3,271,464          2,904,525          2,359,754



See accompanying summary of accounting policies and notes to consolidated financial statements.

                           SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                 Foreign
                                                                    Additional    Retained      Currency
                                 Preferred    Common    Common        Paid-In     Earnings     Translation  Treasury  Stockholder's
                                   Stock      Shares     Stock        Capital    (Deficit)      Adjustment    Stock      Equity

BALANCE, JUNE 28, 1992            $894,152  1,994,699   $199,470   $  2,591,171  $(871,236)      $   -      $(99,797)   $2,713,760
Net income                             -          -          -              -    2,418,756           -           -       2,418,756
Exercise of stock options              -        4,142        414          4,317        -             -           -           4,731
BALANCE, JULY 3, 1993              894,152  1,998,841    199,884      2,595,488  1,547,520           -       (99,797)    5,137,247
Net income before preferred
    stock dividend                     -          -          -              -    3,296,826           -           -       3,296,826
Preferred stock dividend               -          -          -              -      (40,735)          -           -         (40,735)
Redemption of preferred stock     (894,152)       -          -              -          -             -           -        (894,152)
Conversion of preferred stock
    to common stock                    -      240,770     24,077         55,376        -             -           -          79,453
Net proceeds of common
    stock offering                     -      864,609     86,461      9,163,885        -             -           -       9,250,346
Exercise of stock options              -      130,729     13,073        174,841        -             -           -         187,914
Tax effect of exercise of
    stock options                      -          -          -          466,000        -             -           -         466,000
BALANCE, JULY 2, 1994                  -    3,234,949    323,495     12,455,590  4,803,611           -       (99,797)   17,482,899
Net  income                            -          -          -              -    1,293,815           -           -       1,293,815
Exercise of stock options              -        1,250        125          4,375        -             -           -           4,500
Foreign currency translation
    adjustment                         -          -          -              -          -             731         -             731
BALANCE, JULY 1, 1995             $    -    3,236,199   $323,620    $12,459,965 $6,097,426       $   731    $(99,797)  $18,781,945


See accompanying summary of accounting policies and notes to consolidated financial statements.

                                SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                      Year Ended
                                                                              July 1,            July 2,            July 3,
                                                                               1995               1994               1993

                   CASH FLOWS FROM OPERATING ACTIVITIES:

                     Net income                                                  $  1,293,815       $  3,296,826       $  2,418,756

                     Adjustments to reconcile net income to net cash
                        provided by (used in) operating activities:
                     Depreciation and amortization                                    166,965            193,133            219,293

                     Provision for losses on accounts receivable                      171,477             17,850             83,840

                     Provision for inventory obsolescence                             200,000            200,000            200,000


                     Provision for deferred income taxes                              (75,000)           109,000           (390,000)


                     Provision for deferred compensation                                   (6)            28,788             70,000

                     Foreign currency translation adjustment                              731                  -                  -

                     (Increase) decrease in:
                        Accounts receivable                                        (1,079,970)        (4,322,948)        (5,991,612)



                        Inventories                                                (6,331,178)        (2,741,376)          1,363,427

                        Prepaid Expenses                                           (1,176,461)          (554,615)           228,795

                        Other assets                                                   43,662           (168,226)           (56,682)


                     Increase (decrease) in:
                        Accounts payable                                            5,015,062          2,237,330          1,249,242


                        Accrued expenses and customers  deposits                     (623,547)        (1,159,937)          1,493,546

                     Net cash provided by (used in) operating activities           (2,394,450)        (2,864,175)           888,605

                   CASH FLOWS FROM INVESTING ACTIVITIES:
                     Capital expenditures                                            (520,274)          (102,723)          (119,647)

                     Proceeds from property and equipment disposals                    59,377              3,501             16,537

                        Net cash used in investing activities                        (460,897)           (99,222)          (103,110)


                   CASH FLOWS FROM FINANCING ACTIVITIES:

                     Net payments on notes payable                                          -           (174,785)          (226,359)


                     Principal payments on long term debt                            (145,958)          (734,800)          (579,641)


                     Net proceeds of common stock offering                                  -          9,250,346                  -


                     Dividends on preferred stock                                           -            (40,735)                 -


                     Redemption of preferred stock                                          -           (814,699)                 -



                     Issuance of common stock upon exercise of stock options
                                                                                        4,500            187,914              4,731

                        Net cash provided by (used in) financing activities          (141,458)         7,673,241           (801,269)


                   NET INCREASE (DECREASE) IN CASH AND
                     CASH  EQUIVALENTS                                             (2,996,805)         4,709,844            (15,774)

                   CASH AND CASH EQUIVALENTS, at beginning of year                  5,433,664            723,820            739,594

                   CASH AND CASH EQUIVALENTS, at end of year                       $2,436,859       $  5,433,664       $    723,820



See accompanying summary of accounting policies and notes to consolidated financial statements.

                                SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                      SUMMARY OF ACCOUNTING POLICIES

                 PRINCIPLES OF CONSOLIDATION
                       The  consolidated  financial  statements  of
                 Speizman Industries, Inc. (the "Company") include all of its subsidiaries, all of which are majority owned. All material intercompany transactions (domestic
                 and foreign) have been  eliminated.    The  financial
                 statements of the Company's United Kingdom subsidiary are translated from pounds sterling to U.S. dollars in accordance with generally accepted accounting principles.

                 REVENUE RECOGNITION
                       The  major  portion  of  the  Company's
                 revenues consists of sales and commissions on sales of
                 machinery and equipment.    The  profit  derived
                 therefrom is recognized in full at the time of shipment, except that commissions receivable over more than one year are recognized at their discounted present value. Total sales commissions included in net revenues approximated $286,000, $142,000 and $1,041,000 for the years ended July 1, 1995, July 2, 1994 and July 3, 1993, respectively.

                 CASH AND CASH EQUIVALENTS
                       For  purposes of the statements of cash flows,
                 the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

                 INVENTORIES
                       Inventories  are  carried  at  the  lower of cost
                 or market. Cost is computed, in the case of machines, on an identified cost basis and, in the case of other inventories, on an average cost basis.

                 PROPERTY AND EQUIPMENT
                       Property  and  equipment  are stated at cost.
                 Depreciation is computed over the estimated useful lives of the assets by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes.

                 FOREIGN EXCHANGE CONTRACTS
                       The  Company  enters  into  foreign currency
                 contracts to reduce the foreign currency exchange risks. Foreign currency hedging contracts obligate the Company to buy a specified amount of foreign currency at a fixed price in specific future periods. Realized and unrealized gains and losses are recognized in net income in the period of the underlying
                 transaction.    As of July 1, 1995, the Company had
                 contracts maturing through December 1995 to purchase approximately 27.3 billion Lira, approximately $16.7 million at the spot rate on that date.

                 TAXES ON INCOME
                       For  the  fiscal  year  ended 1993 the Company
                 followed the liability method of accounting for income taxes in accordance with the Financial Accounting Standards ("FAS") Board Statement No. 96. For fiscal years ended 1995 and 1994, the Company adopted the FAS Statement No. 109, "Accounting for Income Taxes", which changes the liability approach to calculating deferred income taxes set forth in Statement No. 96. The impact of adopting the rules on the Company's financial statements was not material.

                 INCOME PER SHARE
                       Income  per  share  is  computed  on  the
                 weighted average number of common and equivalent shares
                 outstanding during  the  period.    Common  equivalent
                 shares include those common shares which would be issued upon the full conversion of the outstanding convertible preferred stock and those common shares issuable upon the exercise of the stock options, when dilutive, net of shares assumed to have been repurchased with the proceeds.

                 FISCAL YEAR
                       The  Company  maintains  its  accounting  records
                 on a 52-53 week fiscal year. The fiscal year ends on the Saturday closest to June 30. Years ending July 1, 1995 and July 2, 1994 included 52 weeks. The year ended July 3, 1993 included 53 weeks.

                 RECLASSIFICATION
                       Certain 1993 amounts have been reclassified to
                 conform with 1995 presentation.

                                 SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 NOTE 1 -- BUSINESS AND CREDIT RISK CONCENTRATION

                       The  Company  is  engaged  in  the distribution
                 of machinery for the textile industry. With operations in the United States, Canada and the United Kingdom, the Company primarily sells to customers
                 located within the United States.   Export sales from
                 the United States were approximately $8,547,000, $5,439,000 and $4,039,000 during fiscal 1995, 1994 and 1993, respectively. There were no export sales by the Canadian operations. Sales of the Company's United Kingdom subsidiary amounted to approximately $2,983,000, essentially all of which were to customers in the United Kingdom.

                       Financial  instruments  which potentially subject
                 the Company to credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

                       The  Company  reviews a customer's credit history
                 before extending credit. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. To reduce credit risk the Company generally requires a down payment on large equipment orders.

                       A  substantial  amount  of  the  Company's
                 revenues are generated from the sale of sock knitting and other machines manufactured by Lonati, S.r.l. and one of its wholly owned subsidiaries. In 1995, approximately 7% and 5% of revenues consisted of sales to the Company's two largest customers. In 1994, approximately 14% and 13% of revenues consisted of sales to the Company's two largest customers. In 1993, approximately 13% and 11% of revenues consisted of sales to the Company's two largest customers. Generally, the customers contributing the most to the Company's net revenues vary from year to year.

                 NOTE 2 -- ACCOUNTS RECEIVABLE

                       Accounts receivable are summarized as follows:

                                                    July 1, 1995  July 2, 1994
               Trade  receivables                    $16,285,841   $15,239,891
               Less allowance for doubtful accounts     (207,158)      (69,701)
               Net accounts receivable               $16,078,683   $15,170,190


                 NOTE 3 -- INVENTORIES

                       Inventories are summarized as follows:

                                                      July 1, 1995  July 2, 1994
                         Machines
                             New                     $  4,786,811    $  638,690
                             Used                       5,319,489     3,579,346

                         Parts and supplies             3,321,714     3,078,800
                         Total                        $13,428,014    $7,296,836


                 NOTE 4 -- LEASES

                       The  Company  conducts  its  operations from
                 leased facilities which include both offices and warehouses. Its primary operating facility is leased from a partnership in which Mr. Robert S. Speizman, the Company's president, has a 50%
                 interest.    Lease payments to the partnership
                 approximated $204,000, $168,000, and $135,000  in
                 fiscal years 1995, 1994 and 1993, respectively.

                       The  Company  leases  machinery  and  equipment,
                 furniture and fixtures and transportation equipment under noncancelable capital lease agreements which expire at various dates through 1998.

                       SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  Capitalized leases included in property and equipment are summarized as follows:

                                         July 1, 1995      July 2, 1994

     Machinery and Equipment             $    -            $    19,216
     Furniture, fixtures and
        transportation equipment            145,006            360,756
                                            145,006            379,972
     Less accumulated amortization         (100,440)          (190,329)
     Net leased property                 $   44,566        $   189,643


    As of July 1, 1995, future net minimum lease payments under capital leases and future minimum rental payments required under operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

                                                Capital      Operating
                                                Leases        Leases

      1996                                     $  14,613      $436,942
      1997                                         2,032       168,483
      1998                                         2,181        65,474
      1999                                          -           25,854
      2000                                          -           17,139
      Beyond                                        -           19,745
        Total minimum lease payments              18,826      $733,637
        Less amount representing interest         (2,789)
        Present value of net minimum lease
          payments                             $  16,037


  Total rent expense for operating leases approximated $515,800, $311,600, and $176,300 for fiscal years 1995, 1994 and 1993, respectively.


NOTE 5 -- TAXES ON INCOME

   Provisions for federal and state income taxes in the consolidated statements of income are made up of the following components:

                                   1995             1994             1993
   Current:
     Federal                     $747,000        $1,556,000       $   818,000
     State                        182,000           204,000           233,000
                                  929,000         1,760,000         1,051,000
   Deferred:
     Federal                   $  (54,000)       $   71,000       $  (310,000)
     State                        (21,000)           38,000           (80,000)
                                  (75,000)          109,000          (390,000)

   Total taxes on income       $  854,000        $1,869,000       $   661,000


    Deferred tax benefits and liabilities are provided for the temporary differences between the book and tax bases of assets and liabilities. Deferred tax assets (liabilities) are reflected in the consolidated balance sheets as follows:

                                          July 1, 1995     July 2, 1994

    Net current assets                      $395,000         $296,000
    Net noncurrent assets (liability)        (39,000)         (15,000)
                                            $356,000         $281,000

                             SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                    Principal items making up the deferred income tax (assets) liabilities are as follows:

                                                                                           Year Ended
                                                                                  July 1,          July 2,
                                                                                     1995            1994

                        Inventory valuation reserves                             $(225,000)      $(230,000)


                        Depreciation                                                98,000         148,000

                        Deferred charges                                           (54,000)        (72,700)

                        Capitalized leases                                          (5,000)        (61,000)

                        Inventory capitalization                                   (91,000)        (39,000)

                        Accounts receivable reserves                               (78,000)        (26,000)


                        Other                                                       (1,000)           (300)

                            Net deferred tax asset                               $(356,000)      $(281,000)

                          The  Company's  effective income tax rates
                 were different than the U.S. Federal statutory tax rate for the following reasons:

                                                                                          1995       1994       1993
                       U.S. Federal statutory tax rate . . . . . . . . . . . . . . .      34.0%      34.0%      34.0%
                       Net tax effect of prior year temporary difference for which no

                           deferred federal income tax benefits were recorded  . . .        -         -         (2.5)


                       State income taxes, net of Federal income tax benefit . . . .       3.5        3.7        3.7

                       Utilization of net operating loss carryforward  . . . . . . .         -         -        (8.7)

                       Utilization of tax credits  . . . . . . . . . . . . . . . . .         -         -        (5.5)

                       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2.3       (1.5)       0.5%

                       Effective tax rate  . . . . . . . . . . . . . . . . . . . . .      39.8%      36.2%      21.5%

                          Operating  loss  carryforwards utilized in
                 1993 reduced the Company's income tax liability by
                 approximately $267,000.    In  1993, all remaining
                 operating loss carryforwards were utilized; thus, the income tax liability for 1994 was not offset by carryforwards or credits.

                 NOTE 6 -- NOTES PAYABLE

                          The  Company  has  a  credit  facility with
                 NationsBank, expiring October 31, 1996. This facility provides $14.0 million including up to a maximum of $2.0 million for direct borrowings, with the balance available for the issuance of documentary letters of credit. Amounts outstanding under the line of credit bear interest at the greater of prime plus 1% or the Federal Funds Effective Rate plus 1.5% for base rate loans and the 30, 60 or 90 day LIBOR rate plus 2.0% for LIBOR loans. In connection with this line of credit, the Company granted a security interest in accounts receivable and inventory, as defined in the loan agreement. (See Note 13)

                            SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                          This  credit  facility contains certain
                 covenants that require, among other things, the Company to maintain levels of current assets to current liabilities, total liabilities to net worth, working capital, tangible net worth of $14,147,000 and certain fixed charge coverage. As of July 1, 1995, the Company was in compliance with such covenants.

                 NOTE 7 -- LONG-TERM DEBT

                          Long-term debt consists of:


                                                                           July 1, 1995                       July 2, 1994
                                                                      Total           Current           Total            Current
                  Capital lease obligations (Note 4)                  $16,037          $13,190        $163,995          $120,630


                  Other                                               130,782                 -         128,788                 -

                  Total                                               146,819           13,190          292,783         $120,630

                  Current maturities                                  (13,190)                        (120,630)

                                                                    $133,629                          $172,153

                          Annual  maturities  of  long-term  debt  are
                 1996, $13,190; 1997, $1,078; 1998, $1,769; 1999, $0;
                 2000, $0; thereafter, $130,782.

                 NOTE 8 -- STOCK OPTIONS

                          The  Company  has  reserved  125,000  and
                 250,000 shares of common stock under two employee stock plans, adopted in 1981 and 1991, respectively. As of July 1, 1995, options to purchase 11,522 shares under the 1981 Plan and 138,907 shares under the 1991 Plan were outstanding. Each option granted under the 1991 Plan or the 1981 Plan becomes exercisable in cumulative increments of 20%, 50%, 80% and 100% on the first, second, third and fourth anniversaries of the date of grant, respectively, and subject to certain exceptions with regard to termination of employment and the percentage of outstanding shares of Common Stock owned, must be exercised within 10 years from the
                 date  of  the  grant.   The option price, subject to
                 certain exceptions, may not be less than 100% of the fair market value per share of Common Stock on the date of the grant of the option or 110% of such value for persons who control 10% or more of the voting power of the Company's stock on the date of grant. A summary of option transactions and other information for 1995, 1994 and 1993 follows:


                                                                                                   Year Ended

                                                                                 July 1,            July 2,            July 3,
                                                                                  1995               1994               1993
                  Shares under option, beginning of year                           124,957          255,686            205,046

                  Options granted                                                   29,722                -             54,782

                  Options exercised                                                 (1,250         (130,729)            (4,142)

                  Options expired                                                   (3,000)               -                  -

                  Shares under option, end of year                                 150,429          124,957            255,686

                  Options exercisable                                               78,521           16,464             91,607


                  Prices of options exercised                                 $.75 to            $.75 to            $.75 to
                                                                              $1.875             $3.1625            $1.875
                  Prices of options outstanding, end of year                  $.75 to            $.75 to            $.75 to
                                                                              $5.50              $5.50              $5.50

                             SPEIZMAN INDUSTRIES INC., AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                 NOTE 9 -- STOCK REDEMPTION AGREEMENTS

                          The  Company  has  an agreement with its
                 principal holder whereby, upon his death, the Company is obligated to redeem a portion of the stock in the Company held by the estate. The redemption price for common stock is to be the fair market value of common stock, less 5%, plus any accrued dividends. In no case will the Company pay out more than the amount of life insurance proceeds received by the Company as a result of the death of the stockholder.

                          At  July  1, 1995, there were 584,932 common
                 shares covered by the above agreement. The face value of life insurance carried by the Company under this agreement amounts to $1,150,000.

                 NOTE 10 -- PREFERRED STOCK

                          During  the fiscal year ended July 2, 1994,
                 all of the Company's 5% Non-Voting Preferred Stock was redeemed and all of the Company's 5% Non-Voting Senior Convertible Preferred was converted into common stock.

                          The  5%  Non-Voting  Preferred  Stock  was
                 non-cumulative as to dividends and non-participating and, in the event of dissolution, was redeemable at $100 par value per share together with unpaid dividends and accrued interest, in preference to common stock distributions.

                          The  5%  Non-Voting Senior Convertible
                 Preferred Stock (the "Senior Preferred Stock") was non-cumulative as to dividends and non-participating and was redeemable at the option of the Company at $105 per share. In the event of dissolution, the Senior Preferred Stock was redeemable at par and was superior to the other series of preferred stock and to all common stock. The Senior Preferred Stock was convertible at the option of the holder into shares of common stock at a conversion price of $3.00 par value of the Senior Preferred Stock for each share of common stock (240,766 common shares). As of July 3, 1993, the Senior Convertible Preferred Stock was stated at its fair value at the time of issuance.

                 NOTE 11 -- DEFERRED COMPENSATION PLANS

                          The  Company  has  deferred  compensation
                 agreements with two employees providing for payments amounting to $2,056,680 upon retirement and from $1,546,740 to $2,181,600 upon death prior to retirement. One agreement, as modified, has been in effect since 1972 and the second agreement was effective October 1989. Both agreements provide for monthly payments on retirement or death benefits over fifteen year periods. Both agreements are funded under trust agreements whereby the Company pays to the trust amounts necessary to pay premiums on life insurance policies carried to meet the obligations under the deferred compensation agreements.

                          Charges  to  operations applicable to those
                 agreements were approximately $43,881, $72,673 and $113,885 for the fiscal years 1995, 1994 and 1993, respectively.

                 NOTE 12 -- EMPLOYEES' RETIREMENT PLAN

                          The  Company  has  a  401(k) retirement plan,
                 effective October 1, 1989, for all qualified employees of the Company to participate in the plan.
                 Employees may contribute a percentage of their pretax eligible compensation to the plan, and the Company matches 25% of each employee's contribution up to 4% of pretax eligible compensation. The Company's matching contributions totaled approximately $17,000, $13,000 and $17,000 in fiscal years 1995, 1994 and 1993, respectively.

                               SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



                 NOTE 13 -- COMMITMENTS AND CONTINGENCIES

                          The  Company  had  outstanding  commitments
                 backed  by  letters  of credit of approximately
                 $8,916,000 and $10,554,000  at  July  1,  1995  and
                 July 2, 1994, respectively, relating to the purchase of machine inventory for delivery to customers.

                          The  Company  has  not  obtained  product
                 liability  insurance to date due to the prohibitive
                 cost of such insurance.    The nature and extent of
                 distributor liability for product defects is uncertain. The Company has not engaged in manufacturing activities since 1990, and management presently believes that there is no material risk of loss to the Company from product liability claims against the Company as a distributor.

                 NOTE 14 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                                                                   Year Ended
                                                                                 July 1,            July 2,            July 3,
                                                                                  1995               1994               1993
                  Cash paid during year for:

                    Interest                                                     $  86,704       $  135,068         $  212,419

                    Income taxes                                                   524,464        2,079,097            512,664

                 Supplemental data of non-cash investing and financing activities:

                          The  Company incurred capital lease
                 obligations in connection with lease agreements to acquire equipment of $0, $4,304 and $238,238 during fiscal 1995, 1994 and 1993, respectively.

                       (BDO Seidman LLP Letterhead)


                          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

SPEIZMAN INDUSTRIES, INC.

The audits referred to in our report dated September 1, 1995, relating to the consolidated financial statements of Speizman Industries, Inc. and subsidairies which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein.

                                       (Signature of BDO Seidman, LLP)
Charlotte, North Carolina                 BDO Seidman, LLP
September 1, 1995

                         SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                       SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


 Column A                                      Column B       Column C       Column D      Column E       Column F
                                              Balance at     Charged to     Charged to    Deductions      Balance
                                              beginning       costs and        other         from          at end
 Description                                   of period      expenses       accounts      reserves       of period
 Fiscal year ended July 3, 1993:


    Reserve for doubtful accounts  . . .        $  70,399     $  83,840     $       -        $  26,678     $127,561

    Reserve for inventory obsolescence           423,145      $200,000     $       -         $       -     $623,145

 Fiscal year ended July 2, 1994:

    Reserve for doubtful accounts  . . .         $127,561     $  17,580     $       -        $  75,440       $69,701

    Reserve for inventory obsolescence           $623,145      $200,000     $       -        $212,114      $611,031

 Fiscal year ended July 1, 1995:

    Reserve for doubtful accounts  . . .         $ 69,701     $171,477      $      -         $ 34,020       207,158

    Reserve for inventory obsolescence           $611,031      $200,000     $       -        $215,041      $595,990

   SPEIZMAN INDUSTRIES, INC.
   INDEX TO EXHIBITS


      Exhibit                                                        Sequential
      Number                  Description of Exhibit                  Page No.

       3.1    Certificate of Incorporation of Speizman Industries,
              Inc. (the "Company").  (Incorporated by reference to
              Exhibit 3.1 contained in the Company s Registration Statement on Form S-1 (the "1993 Form S-1"), registration number 33-69748, filed with the Securities and Exchange Commission on September 30, 1993, and amendments thereto.)
       3.2    Certificate of Amendment to Certificate of
              Incorporation of the Company, dated December 4, 1978. (Incorporated by reference to Exhibit 3.2 contained in the 1993 Form S-1.)
       3.3    Certificate of Amendment to Certificate of
              Incorporation of the Company, dated February 8, 1993. (Incorporated by reference to Exhibit 3.3 contained in the 1993 Form S-1.)
       3.4 Certificate of Stock Designation of the Company, dated October 23, 1973. (Incorporated by reference to Exhibit
              3.4 contained in the 1993 Form S-1.)
       3.5 Certificate of Stock Designation of the Company, dated June 27, 1978, as modified by Certificate of Increasing Stock Designated, dated January 11, 1979. (Incorporated by reference to Exhibit 3.5 contained in the 1993 Form S-1.)
       3.6 Bylaws of the Company, as amended November 7, 1978. (Incorporated by reference to Exhibit 3.6 contained in the 1993 Form S-1.)
       4.1 Certificate of Incorporation of the Company as currently in effect (included as Exhibits 3.1 through 3.5). (Incorporated by reference to Exhibit 4.1 contained in the 1993 Form S-1.)
       4.2 Bylaws of the Company, as amended November 7, 1978. (Incorporated by reference to Exhibit 4.2 contained in the 1993 Form S-1.)
       4.3 Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.3 contained in the 1993 Form S-1.)
       10.1   Agency Agreement between the Company and Lonati,
              S.r.l., Brescia, Italy ("Lonati"), dated January 2,
              1992, relating to the Company's distribution of machines in the United States. (Incorporated by reference to Exhibit 10.1 contained in the 1993 Form S-1.)
       10.2 Agency Agreement between the Company and Lonati, dated January 2, 1992, relating to the Company's distribution of machines in Canada. (Incorporated by reference to Exhibit 10.2 contained in the 1993 Form S-1.)
       10.3   Agency Agreement between the Company and Santoni,
              S.r.l., Brescia, Italy ("Santoni"), dated January 2,
              1992 ("Santoni Agreement"). (Incorporated by reference
              to Exhibit 10.3 contained in the 1993 Form S-1.)
       10.4   Letter from Santoni relating to the Santoni Agreement,
              dated June 8, 1992. (Incorporated by reference to
              Exhibit 10.4 contained in the 1993 Form S-1.)
       10.5 Letter Agreement between the Company and Santoni relating to the Santoni Agreement, dated July 21, 1993. (Incorporated by reference to Exhibit 10.5 contained in the 1993 Form S-1.)
       10.6   Agreement between the Company and Jumberca, S.A.
              Badalona, Spain ("Jumberca") dated October 20, 1992, in original Spanish and an uncertified English translation. (Incorporated by reference to Exhibit 10.6 contained in the 1993 Form S-1.)
       10.7   Agreement between the Company and Jumberca, dated July
              13, 1993. (Incorporated by reference to Exhibit 10.6.1 contained in the Company's Annual Report on Form 10-K
              (the "1994 Form 10-K") for the fiscal year ended July
              2, 1994, File No. 0-8544, filed on September 30, 1994.)
       10.8   Agreement between the Company and Jumberca dated
              February 1, 1994, in original Spanish and an uncertified English translation. (Portions of Exhibit 10.8) were omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission ("Commission"). The omitted portions were filed separately with the Commission.) (Incorporated by reference to Exhibit 10.6.2 contained in the Company's Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended July 2, 1994, File No. 0-8544, filed on December 12, 1994.)
       10.9   Collaboration Agreement between the Company and
              Jumberca dated May 10, 1994. (Incorporated by reference to Exhibit 10.6.3 contained in the Company's 1994 Form 10-K).

       10.10  Agreement between the Company and Jumberca, dated March     41
              16, 1995.
       10.11  Fax to Jumberca dated July 28, 1995, canceling fabric       47
              portion of agreement effective July 31, 1995.
       10.12  Fax to Jumberca dated August 22, 1995, canceling            48
              sweater portion of agreement effective December 31,
              1995.
       10.13  Agency Agreement between the Company and Zamark,
              S.p.A., Somma Lombardo, Italy, dated August 3, 1992.
              (Incorporated by reference to Exhibit 10.7 contained in
              the Company's 1994 Form 10-K.)
       10.14  Distributorship Agreement between the Company and Conti
              Complett, S.p.A., Milan, Italy, dated October 2, 1989.
              (Incorporated by reference to Exhibit 10.8 contained in
              the Company's 1994 Form 10-K.)
       10.15  Letter from Orizio Paolo, S.p.A., Brescia, Italy, dated     48
              July 18, 1995, appointing Company as its exclusive
              distributor.
       10.16  Split Dollar Insurance Agreement, dated January 15,
              1992, between the Company and Richard A. Bigger, Jr.,
              Successor Trustee of the Robert S. Speizman Irrevocable
              Insurance Trust.  (Incorporated by reference to Exhibit
              10.13 contained in the 1993 Form S-1.)
       10.17  Lease Agreement between the Company and Speizman
              Brothers Partnership, dated as of December 12, 1990.
              (Incorporated by reference to Exhibit 10.14 contained
              in the 1993 Form S-1.)
       10.18  Lease Amendment and Extension Agreement between the         49
              Company and Speizman Brothers Partnership dated April
              1, 1995.
       10.19  Deed of Lease between Speizman Canada, Inc., and Metro
              II & III, undated, as renewed by letter agreement,
              dated February 17, 1992. (Incorporated by reference to
              Exhibit 10.19 contained in the 1993 Form S-1.)
       10.20  Letter Agreement extending lease between Speizman           53
              Canada, Inc., and Metro II & III, dated October 21,
              1994.
       10.21  Agreement of Lease between the Company and LBA
              Properties, Inc., dated June 2, 1994.  (Incorporated by
              reference to Exhibit 10.17.1 contained in the Company s
              1994 Form 10-K.)
       10.22  Lease Agreement between the Company and B.F. Knott, dated May 12, 1993.  (Incorporated by reference to
              Exhibit 10.18 contained in the Company's 1994 Form 10-
              K.)
       10.23  Modification and Extension of Lease between the Company and B.F. Knott, dated March 29, 1994.  (Incorporated by
              reference to Exhibit 10.18.1 contained in the Company's
              1994 Form 10-K.)
       10.24  Modification and Extension of Lease between the Company     54
              and B.F. Knott, dated October 17, 1994.
       10.25  Modification and Extension of Lease between the Company     55
              and B.F. Knott, dated February 13, 1995.
       10.26  Lease Agreement between the Company and Daniel H.           57
              Porter, dated August 17, 1995.
      10.27*  1981 Incentive Stock Option Plan of the Company.
              (Incorporated by reference to Exhibit 10.19 contained
              in the 1993 Form S-1.)
      10.28*  1991 Incentive Stock Option Plan and Amendment to 1981
              Incentive Stock Option Plan of the Company.
              (Incorporated by reference to Exhibit 10.20 contained
              in the 1993 Form S-1.)
      10.29*  1991 Incentive Stock Option Plan, as Amended and
              Restated Effective September 20, 1993, of the Company.
              (Incorporated by reference to Exhibit 10.21 contained
              in the 1993 Form S-1.)
      10.30*  Restated Deferred Compensation Agreement, dated May 22,
              1989, between the Company and Josef Sklut, as amended
              by Amendment to Deferred Compensation Agreement, dated
              December 30, 1992 (the "Deferred Compensation
              Agreement"). (Incorporated by reference to Exhibit
              10.27 contained in the 1993 Form S-1.)
      10.31*  Restated Trust Agreement, dated May 22, 1989, between the Company and First Citizens Bank and Trust Company,
              as amended by First Amendment to Trust Agreement dated
              December 30, 1992, relating to the Deferred
              Compensation Agreement. (Incorporated by reference to
              Exhibit 10.28 contained in the 1993 Form S-1.)
      10.32*  Executive Bonus Plan of the Company, adopted February
              2, 1990, as amended March 5, 1990. (Incorporated by
              reference to Exhibit 10.29 contained in the 1993 Form
              S-1.)
      10.33*  Executive Bonus Plan of the Company, adopted July 20,
              1993. (Incorporated by reference to Exhibit 10.30
              contained in the 1993 Form S-1.)
      10.34*  Resolutions of the Company's Board of Directors dated       58

              November 15, 1995, extending Executive Bonus Plan
              adopted July 20, 1993.
       10.35  Redemption Agreement between the Company and Robert S.
              Speizman, dated May 31, 1974, as amended by Modified
              Redemption Agreement, dated April 14, 1987, Second
              Modified Redemption Agreement, dated September 30,
              1991, and Third Modified Redemption Agreement, dated as
              of July 14, 1993. (Incorporated by reference to Exhibit
              10.34 contained in the 1993 Form S-1.)
       10.36  Fourth Modified Redemption Agreement between the            59
              Company and Robert S. Speizman, dated September 14,
              1994.
       10.37  NationsBank of North Carolina, National Association
              $12,000,000 Credit Facility for Speizman Industries,
              Inc., dated April 19, 1994.  (Incorporated by reference
              to Exhibit 10.45 contained in the 1994 Form 10-K.)
       10.38  1995 Consolidated Amendment Agreement to Loan Agreement     62
              and Related Documents dated May, 1995.
       11     Statement re:  Computation of Net Income per Share          70
       23     Consent of BDO Seidman                                      71


   * Represents a management contract or compensatory plan or arrangement of the Registrant.