Form 10-Q
period 1995-09-30
SPEIZMAN INDUSTRIES INC
filed 1995-11-14
CIK 92827

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1995

                                                 OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to  _____

                           Commission File No. 0-8544

                            SPEIZMAN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                          Delaware                           56-0901212
           (State or other jurisdiction of                (I.R.S. Employer
            incorporation or organization)                 Identification No.)
                     508 West Fifth St.                          28202
                    --------------------                       ----------
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

                             YES  X             NO  ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                           Outstanding at
             Class of Common Stock                        November 7, 1995
             ---------------------                         ----------------

            Par value $.10 per share                           3,208,599

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                      INDEX




                                                                                                          Page No.

PART I.  FINANCIAL INFORMATION:
         Item 1.  Financial Statements:

           Consolidated Condensed Balance Sheets.................................................         3 - 4

           Consolidated Condensed Statements of Operations.......................................             5

           Consolidated Condensed Statements of Cash Flows.......................................             6

           Notes to Consolidated Financial Statements............................................             7

         Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations..........................................        8 - 10


PART II. OTHER INFORMATION:

         Item 6.  Exhibits and reports on Form 8-K

          (a)  Reports on Form 8-K...............................................................            11

          (b)  Exhibit 11.  Computation of Net Income (Loss) per Share...........................            12


                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS




                                                                         September 30,                  July 1,
                                                                              1995                        1995
                                                                       ------------------             ------------
                                                                           (Unaudited)
                                ASSETS
CURRENT:
   Cash and cash equivalents                                              $   407,301                 $ 2,436,859
   Accounts receivable, less allowances of
       $187,018 and $207,158                                               10,269,322                  16,078,683
   Inventories                                                             13,268,977                  13,428,014
   Prepaid expenses and other current assets                                2,163,129                   2,458,355
                                                                          -----------                 -----------
        TOTAL CURRENT ASSETS                                               26,108,729                  34,401,911
                                                                           -----------                 ----------



PROPERTY AND EQUIPMENT:
   Leasehold improvements                                                     543,874                     543,874
   Machinery and equipment                                                    877,165                     876,565
   Furniture, fixtures and transportation equipment                           822,364                     834,187
                                                                         ------------                 -----------
        Total                                                               2,243,403                   2,254,626
   Less accumulated depreciation and amortization                          (1,450,208)                 (1,440,688)
                                                                          -----------                  ----------

        NET PROPERTY AND EQUIPMENT                                            793,195                     813,938
                                                                         ------------                 -----------

OTHER                                                                         700,909                     488,609
                                                                         ------------                 -----------

                                                                          $27,602,833                 $35,704,458
                                                                           ==========                  ==========


     See accompanying notes to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS





                                                                          September 30,               July 1,
                                                                              1995                      1995
                                                                          (Unaudited)
 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable - bank                                                    $ 1,350,000         $            -
   Accounts payable                                                         6,510,757                  15,056,927
   Customers' deposits                                                        711,385                     884,881
   Accrued expenses                                                           483,557                     833,886
   Current maturities of long-term debt                                        12,036                      13,190
                                                                        -------------               -------------

      TOTAL CURRENT LIABILITIES                                             9,067,735                  16,788,884

LONG-TERM DEBT                                                                134,307                     133,629
                                                                         ------------               -------------
      TOTAL LIABILITIES                                                     9,202,042                  16,922,513
                                                                          -----------                  ----------


STOCKHOLDERS' EQUITY:
   Common stock - par value $.10; authorized  6,000,000
      shares; issued 3,236,199 shares                                         323,620                     323,620
   Additional paid-in capital                                              12,459,965                  12,459,965
   Retained earnings                                                        5,718,388                   6,097,426
   Foreign currency translation adjustment                                     (1,385)                        731
                                                                       --------------             ---------------
        Total                                                              18,500,588                  18,881,742
   Treasury stock, at cost, 27,600 common shares                              (99,797)                    (99,797)
                                                                        -------------               -------------
      TOTAL STOCKHOLDERS' EQUITY                                           18,400,791                  18,781,945
                                                                           ----------                  ----------

                                                                          $27,602,833                $ 35,704,458
                                                                           ==========                  ==========



     See accompanying notes to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                                          (Unaudited)
                                                                                   For the Three Months Ended
                                                                   -----------------------------------------------------------
                                                                         September 30, 1995              October 1, 1994
                                                                             (13 Weeks)                    (13 Weeks)
                                                                     -------------------------        ------------------

REVENUES                                                                     $  8,338,850               $    12,420,493
                                                                              -----------                --------------

COSTS AND EXPENSES:
     Cost of sales                                                              7,595,671                    11,204,031
     Selling expenses                                                             922,263                       861,272
     General and administrative expenses                                          369,762                       325,952
                                                                          ---------------               ---------------

        Total costs and expenses                                                8,887,696                    12,391,255
                                                                          ---------------               ---------------

                                                                                 (548,846)                       29,238

NET INTEREST EXPENSE (INCOME)                                                      18,192                       (11,247)
                                                                          ---------------               ---------------

     Income (loss) before taxes on income                                        (567,038)                       40,485

TAXES (BENEFIT) ON INCOME                                                        (188,000)                       14,500
                                                                          ---------------               ---------------

NET INCOME (LOSS)                                                         $      (379,038)              $        25,985
                                                                          ===============               ===============

NET INCOME (LOSS) PER SHARE                                                        $(0.12)                         $.01
                                                                                   ======                          ====



Weighted average number of common and
     equivalent shares                                                          3,258,860                     3,284,150
                                                                          ===============               ===============




     See accompanying notes to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        (Unaudited)
                                                                                For the Three  Months Ended
                                                                                  9/30/95                 10/1/94
                                                                                (13 Weeks)               (13 Weeks)
                                                                                -----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                           $  (379,038)           $      25,985
Adjustments to reconcile net income (loss)  to cash provided by operating activities:
      Depreciation and amortization                                                 38,982                   43,822
      Provision for inventory obsolescence                                          50,000                   50,000
      Foreign currency translation adjustment                                       (2,116)                   -
      (Increase) decrease in:
         Accounts receivable                                                     5,809,361                3,893,000
         Inventories                                                               109,037               (2,513,221)
         Prepaid expenses and deposits                                             295,226                 (609,021)
         Other assets                                                             (212,300)                   7,048
      Increase (decrease) in:
         Accounts payable                                                       (8,546,170)              (4,052,369)
         Customers' deposits                                                      (173,496)                (253,280)
         Accrued expenses                                                         (350,329)                (383,503)
                                                                               -----------            --------------
   Net cash used in operating activities                                        (3,360,843)              (3,791,539)
                                                                                ----------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                         (20,239)                 (62,853)
      Disposition of property and equipment                                          2,000                    1,042
                                                                            --------------            -------------
         Net cash used in investing activities                                     (18,239)                 (61,811)
                                                                              ------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from note payable - bank                                      1,350,000                    -
      Principal payments on long-term debt                                            (476)                 (23,210)
      Issuance of common stock for stock options                                     -                        1,629
                                                                       -------------------           --------------
      Net cash provided by (used in) financing activities                        1,349,524                  (21,581)
                                                                              ------------            -------------

NET DECREASE IN CASH                                                            (2,029,558)              (3,874,931)
CASH AND CASH EQUIVALENTS at beginning of period                                 2,436,859                5,433,664
                                                                              ------------            -------------
CASH AND CASH EQUIVALENTS at end of period                                 $       407,301             $  1,558,733
                                                                             =============              ===========

Supplemental Disclosures:
      Cash paid during period for:
         Interest                                                         $         44,957             $     39,638
         Income taxes                                                              104,026                   16,883


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

           The accounting policies followed by the Registrant are set forth on page F-6 of the Registrant's Form 10-K for the fiscal year ended July 1, 1995, which is incorporated by reference.

Note 2.   Inventories

           Inventories consisted of the following:

                            September 30,    July 1,
                                1995          1995
                              (unaudited)
Machines                     $ 9,906,853   $10,106,300
Parts and supplies             3,362,124     3,321,714
                             -----------   -----------
   Total                     $13,268,977   $13,428,014
                             ===========   ===========

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

RESULTS OF OPERATIONS

Revenues declined by about $4.1 million in the first quarter of the current fiscal year as compared to the first quarter of last year. This 32.9% decrease includes declines of $3.1 million in hosiery manufacturing equipment, and $1.4 million in outerwear knitting equipment, partially offset by improved revenues of about $0.4 million from all other sales activities.

Cost of sales as a percentage of net revenues was 91.1% in the first quarter of the current fiscal year as compared to 90.2% in the first quarter of the prior year. Although revenues declined substantially, service expenses remained almost constant at about $500,000 in the comparable periods. Since service expenses are a part of cost of sales, this factor increased cost of sales in the latest quarter by 2.3%, more than accounting for all of the 0.9% overall increase in cost of sales. These service expenses are expected to decline in future quarters of the current fiscal year as a result of actions taken in the Company's current second quarter.

Selling expenses increased by about $61,000 in the first quarter of fiscal 1996 as compared to the same quarter of last year. This variation reflects increases in travel and space rentals, partially offset by decreases in salaries and exhibition expenses. The Company's English subsidiary, which began operations in the first quarter of fiscal 1995, accounted for $47,000 of the $61,000 overall increase in selling expenses.

General and administrative expenses increased by about $44,000 in the first quarter of fiscal 1996 as compared to the same quarter of fiscal 1995. The increase resulted from increases in travel expenses, professional fees, and life and group insurance, which were partially offset by decreases in taxes and bad debt provisions.

Interest expense is shown net of interest income. In the first quarter of the current fiscal year, interest was a net expense of about $18,000 as compared to a net interest income of about $11,000 in the same quarter of last year. This shift results from a reduction in interest income of about $26,000, reflecting a reduced level of corporate funds invested in money markets in the current year.

OUTLOOK

The sock industry in the United States and in Canada, served by the Company, continues to show a mixed picture. Demand for fine gauge rib socks and for athletic tube socks continues to be slow.

Demand for course gauge rib socks and for reciprocated heel and toe athletic socks is showing some strength. The sweater manufacturing industry in the United States and in the United Kingdom continues to show substantial signs of weakness.

In August 1995, the Company became the U.S. distributor for Orizio Paolo, S.p.A., an Italian manufacturer of circular fabric knitting machines. The Company has formed a new division to market these machines which are used to manufacture tee-shirt fabric and other knitted fabric.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Company's working capital totaled $17.0 million. This figure represents a decrease of $572,000 from the Company's working capital position at the end of the prior fiscal year, July 1, 1995. The Company's current ratio at September 30 is 2.88 to 1. This compares to a current ratio of
2.05 to 1 at July 1, 1995.

Operating activities used $3.4 million in cash in the quarter ended September 30, 1995, as compared to $3.8 million used by operating activities in the first quarter of last year. In the current quarter, this requirement was generated essentially by substantial reductions in accounts payable, partially offset by a reduction in accounts receivable. In the first quarter of last year, the cash requirement was generated by increases in inventories and decreases in accounts payable, partially offset by decreases in accounts receivable.

Financing activities provided $1,350,000 in the current first quarter as compared to a usage of $22,000 in the like period of last year. This change is a reflection of the Company's use of $1,350,000 in revolving loan funds from its bank line.

Overall, net cash decreased by about $2.0 million in the first quarter of fiscal 1996 as compared to a decline of about $3.9 million in the prior year's first quarter.

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

EFFECTS OF INFLATION AND CHANGING PRICES

Management believes that inflation has not had a material effect on the Company's operations.
                                                                          Page 9

A substantial portion of the Company's machine and spare part purchases are denominated and payable in Italian lira. Currency fluctuations of the lira could result in substantial price level changes and therefore impede or promote import/export sales and substantially impact profits. However, to reduce exposure to adverse foreign currency fluctuations during the period from customer orders to payment for goods sold, the Company enters into forward foreign exchange contracts. The Company is not able to assess the quantitative effect that such currency fluctuations could have upon the Company's operations. There can be no assurance that fluctuations in foreign currency exchange rates will not have a significantly adverse effect on future operations.

                           PART II. OTHER INFORMATION



Item 6.   Exhibits and reports on Form 8-K

           (a) No reports on Form 8-K were filed by the Registrant during or applicable to the period reported here.

           (b)  Exhibit 11. - Computation of Net Income (Loss) Per Share

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SPEIZMAN INDUSTRIES, INC.
                                                       (Registrant)




Date: 11/14/95                               (Signature of Robert S. Speizman)
                                             Robert S. Speizman
                                             President


Date: 11/14/95                               (Signature of Josef Sklut)
                                             Josef Sklut
                                             Vice President-Finance
                                             (Chief Financial Officer)