Form 10-Q
period 1995-12-30
SPEIZMAN INDUSTRIES INC
filed 1996-02-13
CIK 92827

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 30, 1995

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

                                                    Outstanding at
             Class of Common Stock               February 7, 1995

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

          (b)  Exhibit 11.  Computation of Net Income (Loss) per Share...........................           12


                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS






                                                                         December 30,                    July 1,
                                                                              1995                        1995
                                                                          (Unaudited)
                                ASSETS
CURRENT:
   Cash and cash equivalents                                            $   1,804,207                $  2,436,859
   Accounts receivable, less allowances of
       $173,028 and $207,158                                               10,129,436                  16,078,683
   Inventories                                                             10,543,605                  13,428,014
   Prepaid expenses and other current assets                                2,242,950                   2,458,355
                                                                          ___________                 ___________
        TOTAL CURRENT ASSETS                                               24,720,198                  34,401,911
                                                                          ___________                 ___________


PROPERTY AND EQUIPMENT:
   Leasehold improvements                                                     550,684                     543,874
   Machinery and equipment                                                  1,311,795                     876,565
   Furniture, fixtures and transportation equipment                           763,750                     834,187
                                                                          ___________                  __________
        Total                                                               2,626,229                   2,254,626
   Less accumulated depreciation and amortization                          (1,436,617)                 (1,440,688)
                                                                          ___________                   _________

        NET PROPERTY AND EQUIPMENT                                          1,189,612                     813,938
                                                                          ___________                  __________
OTHER                                                                         626,494                     488,609

                                                                          $26,536,304                 $35,704,458
                                                                           ==========                  ==========




          See accompanying notes to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS






                                                                          December 30,                  July 1,
                                                                               1995                      1995
                                                                          (Unaudited)
 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                      $  6,989,016                 $15,056,927
   Customers' deposits                                                      1,139,496                     884,881
   Accrued expenses                                                           222,067                     833,886
   Current maturities of long-term debt                                        10,351                      13,190
                                                                           __________                  __________
      TOTAL CURRENT LIABILITIES                                             8,360,930                  16,788,884

LONG-TERM DEBT                                                                135,166                     133,629
                                                                            _________                  __________
      TOTAL LIABILITIES                                                     8,496,096                  16,922,513
                                                                            _________                  __________

STOCKHOLDERS' EQUITY:
   Common stock - par value $.10; authorized  6,000,000
      shares; issued 3,236,199 shares                                         323,620                     323,620
   Additional paid-in capital                                              12,459,965                  12,459,965
   Retained earnings                                                        5,360,281                   6,097,426
   Foreign currency translation adjustment                                     (3,861)                        731
                                                                           __________                  __________
        Total                                                              18,140,005                  18,881,742
   Treasury stock, at cost, 27,600 common shares                              (99,797)                    (99,797)
                                                                           __________                  __________
      TOTAL STOCKHOLDERS' EQUITY                                           18,040,208                  18,781,945
                                                                           __________                  __________
                                                                          $26,536,304                 $35,704,458
                                                                           ==========                  ==========



          See accompanying notes to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                   (Unaudited)                                   (Unaudited)
                                            For the Three Months Ended                     For the Six Months Ended
                                            ----------------------------                   ------------------------
                                               12-30-95          12-31-94                 12-30-95          12-31-94
                                             (13 Weeks)         (13 Weeks)              (13 Weeks)        (26 Weeks)
                                             ----------         ---------               ----------        ----------

REVENUES                                      $  9,123,704      $ 17,251,361              $17,462,554       $ 29,671,854
                                                 ---------        ----------               ----------         ----------
COSTS AND EXPENSES:
   Cost of sales                                 8,267,912        15,107,089               15,863,583         26,311,120
   Selling expenses                              1,015,167           911,105                1,937,430          1,772,377
   General and administrative
      expenses                                     384,940           451,094                  754,702            777,046
                                                 ---------        ----------               ----------         ----------
   Total costs and expenses                      9,668,019        16,469,288               18,555,715         28,860,543
                                                 ---------        ----------               ----------         ----------
                                                  (554,315)          782,073               (1,093,161)           811,311
NET INTEREST EXPENSE
   (INCOME)                                         (21,208)            3,673                  (3,016)            (7,574)
                                                 ---------        ----------               ----------         ----------

INCOME (LOSS) BEFORE
   TAXES ON INCOME                                (523,017)          778,400               (1,090,145)           818,885

TAXES (BENEFIT)
    ON INCOME                                     (165,000)          262,500                 (353,000)           277,000
                                                 ---------        ----------               ----------         ----------

NET INCOME (LOSS)                             $   (358,107)    $     515,900             $   (737,145)      $    541,885

NET INCOME (LOSS) PER
     SHARE                                      $     (.11)            $ .16                   $ (.23)             $ .17
                                                       ===               ===                      ===                ===
Weighted average number of
  common and equivalent shares                   3,244,835         3,269,190                3,277,935          3,280,618





          See accompanying notes to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                                           (Unaudited)
                                                                                           -----------
                                                                                    For the Six  Months Ended
                                                                                   ---------------------------
                                                                                 12/30/95                  12/31/94
                                                                                (26 Weeks)               (26 Weeks)
                                                                                ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                           $  (737,145)           $     541,885
Adjustments to reconcile net income (loss)  to cash provided by operating activities:
      Depreciation and amortization                                                 84,894                   87,928
      Provision for inventory obsolescence                                         100,000                  100,000
      Foreign currency translation adjustment                                       (4,592)                  (1,779)
      (Increase) decrease in:
         Accounts receivable                                                     5,949,247                  309,230
         Inventories                                                             2,784,409               (2,420,013)
         Prepaid expenses and deposits                                             215,405                 (441,735)
         Other assets                                                             (137,885)                  67,084
      Increase (decrease) in:
         Accounts payable                                                       (8,067,911)                 765,557
         Customers' deposits                                                       254,615                   (2,660)
         Accrued expenses                                                         (611,819)                (286,293)
                                                                                 ----------               ---------
   Net cash used in operating activities                                          (170,782)              (1,280,796)
                                                                                 ----------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures - leased equipment                                    ( 434,630)                       -
      Capital expenditures - other equipment                                      ( 31,821)                (193,998)
      Disposition of property and equipment                                          5,883                   29,691
                                                                                 ----------               ---------
         Net cash used in investing activities                                    (460,568)                (164,307)
                                                                                 ----------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on long-term debt                                          (1,302)                 (81,454)
                                                                                 ----------               ---------
      Issuance of common stock for stock options                                         -                    1,653
      Minority interest in subsidiary                                                    -                    2,000
                                                                                 ----------               ---------
      Net cash provided by (used in) financing activities                           (1,302)                 (77,801)
                                                                                 ----------               ---------
NET INCREASE (DECREASE) IN CASH                                                   (632,652)              (1,522,904)
CASH AT BEGINNING OF PERIOD                                                      2,436,859                5,433,664
                                                                                 ----------               ---------
CASH AT END OF PERIOD                                                         $  1,804,207             $  3,910,760
                                                                                 =========                =========
Supplemental Disclosures:
      Cash paid during period for:
         Interest                                                           $       64,046             $     57,477
         Income taxes                                                              106,929                   23,519




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

Note 2.   Inventories

           Inventories consisted of the following:


                                                                  December 30,                July 1,
                                                                      1995                     1995
                                                                  ------------              ----------
                                                                  (unaudited)
           Machines                                             $    7,279,578             $10,106,300
           Parts and supplies                                        3,264,027               3,321,714
                                                                    ----------              ----------
                     Total                                       $  10,543,605             $13,428,014
                                                                    ==========              ==========

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company's revenues are generated primarily from its distribution of textile equipment, principally knitting machines, to manufacturers of textile products and, to a lesser extent, from the sale of parts used in such equipment and from the sale of used textile equipment.

RESULTS OF OPERATIONS

Revenues in the Company's second fiscal quarter ended December 30, 1995 declined by approximately $8.1 million or 47.1%. Major elements of this decline are hosiery equipment sales which were down $6.9 million and sweater and trim equipment sales which were down $1.6 million. The decline in hosiery equipment sales appears to be related to poor retail sales of garments in the fall and winter season of 1995. The decline in sweater and trim equipment appears to be related to the same poor retail environment coupled with the general decline in the consumption of sweaters. In the six months ended December 30, 1995, the Company's revenues declined by $12.2 million or 41.2%. Major elements in that decline are hosiery equipment sales which were down $10.0 million and sweater and trim equipment sales which were down $3.4 million. Both declines reflect the same poor retail environments which affected the second quarter performance.

Cost of sales as a percentage of revenues in the Company's fiscal 1996 second quarter which ended December 30 increased to 90.6% from 87.6% in the same quarter of last year. Service expenses, a component of cost of sales, accounted for most of this unfavorable shift. Service expenses between the second quarter of the current year and the second quarter of last year declined by about 5.4%; however, as a percent of the reduced revenues, service expenses increased by 2.4% quarter to quarter. In the year-to-date, cost of sales as a percentage of revenues increased to 90.8% as compared to 88.7% in the same period of last year. Service expenses as a component of cost of sales remained constant between the two six-month periods at $1.0 million, accounting for 2.4% of the overall unfavorable shift of 2.1%.

Selling expenses in the second quarter increased by $104,000 as compared to the second quarter of last year. Material elements of this overall increase occurred in sales salaries, travel expenses, consulting fees and rental and space costs. These increases were partially offset by decreases in salespersons' commissions and in letter of credit expenses. In the year-to-date, selling expenses increased by $165,000 in fiscal 1996 as compared to the same period of last year. The Company's United Kingdom subsidiary accounted for $47,000 of this increase. Elements similar to the quarterly elements accounted for this change in the Company's year-to-date selling expenses.

General and administrative expenses in the current quarter declined by about $66,000. The quarterly decrease relates to reductions in executive bonuses and in bad debt provisions. In the year-to-date, general and administrative expenses declined by about $22,000 as compared to the same period of last year. This reflects decreases in executive bonuses and in bad debt provisions. (No executive bonuses were accrued in either of the current periods.)

Interest expense is shown net of interest income. The favorable shift of about $25,000 in the latest quarter results from a $27,000 increase in interest income, as compared to the second quarter of last year.

OUTLOOK

Late in the Company's current second quarter, the sock industry served by the Company began to demonstrate some improvement. Demand for Lonati single cylinder athletic sock machines with patterning capability increased strongly. The Company is not certain as to how long this surge in demand will continue. Demand for double cylinder and dial rib socks made on other machines sold by the Company remains sluggish. The sweater manufacturing industry in the United States and in the United Kingdom continues to display substantial weakness.

In August 1995, the Company became the U.S. distributor for Orizio Paolo, S.p.A., an Italian manufacturer of circular fabric knitting machines. The Company formed a new division to market these machines which are used to manufacture tee-shirt fabric and other knitted fabric. This new division has recorded sales of $1.2 million of this type of equipment since it was formed.

LIQUIDITY AND CAPITAL RESOURCES

At December 30, 1995, the Company's working capital position was approximately $16.4 million, down about $1.2 million from that same position at the end of the prior fiscal year, July 1, 1995. The Company's current ratio at December 30 is
2.96 to 1 as compared to 2.05 to 1 at July 1, 1995.

Operating activities used about $171,000 in cash in the six months ended December 30, 1995. They used $1.3 million in the same period of last year. In the current period, this requirement reflects a $8.7 million reduction in payables and accruals, largely offset by a $5.9 million reduction in receivables and a $2.8 million reduction in inventories.

Investing activities used about $461,000 in the current year-to-date as compared to about $164,000 in the first six months of last year. This increase reflects about $435,000 in hosiery equipment inventory which the Company leased in the current period to customers.

Overall, net cash declined by about $633,000 in the current six-month period. In the same period of last year, net cash declined about $1.5 million.

The Company presently has no material commitments for capital expenditures and does not anticipate incurring such commitments in the balance of fiscal 1996.

SEASONALITY AND OTHER FACTORS

There are certain seasonal factors that may affect the Company's business. Traditionally, manufacturing businesses in Italy close for the month of August, and the Company's customers close for one week in

July. Consequently, no shipments or deliveries, as the case may be, of machines distributed by the Company that are manufactured in Italy are made during these periods in the Company's first quarter. In addition, manufacturing businesses in Italy generally close for two weeks in December, during the Company's second quarter. Fluctuations in customer orders or other factors may cause quarterly variations in net revenues from year to year.

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


                                               SPEIZMAN INDUSTRIES, INC.
                                                             (Registrant)




Date:      February 13, 1995                   /s/ Robert S. Speizman
           ---------------------               ----------------------
                                               Robert S. Speizman
                                               President


Date:      February 13, 1995                   /s/ Josef Sklut
           ---------------------               ----------------------
                                               Josef Sklut
                                               Vice President-Finance
                                               (Chief Financial Officer)