Form 10-Q
period 1996-03-30
SPEIZMAN INDUSTRIES INC
filed 1996-05-14
CIK 92827

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 30, 1996

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

                                                     Outstanding at
             Class of Common Stock                    May 10, 1996

            Par value $.10 per share                    3,208,599

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                      INDEX



                                                                        Page No.

PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements:

           Consolidated Condensed Balance Sheets........................  3 - 4

           Consolidated Condensed Statements of Operations..............      5

           Consolidated Condensed Statements of Cash Flows..............      6

           Notes to Consolidated Financial Statements...................      7

         Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations................. 8 - 10


PART II. OTHER INFORMATION:

         Item 6.  Exhibits and reports on Form 8-K

          (a)  Reports on Form 8-K......................................     11

          (b)  Exhibit 11.  Computation of Net Income (Loss) per Share..     12

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS






                                                                              March 30,                July 1,
                                                                                 1996                   1995
                                                                            (Unaudited)

                               ASSETS
CURRENT:
     Cash and cash equivalents                                                $  3,905,386          $  2,436,859
     Accounts receivable, less allowances of
         $251,328 and $207,158                                                  13,152,872            16,078,683
     Inventories                                                                10,602,505            13,428,014
     Prepaid expenses and other current assets                                   2,705,303             2,458,355
                                                                            --------------        --------------
         TOTAL CURRENT ASSETS                                                   30,366,066            34,401,911
                                                                            --------------        --------------



PROPERTY AND EQUIPMENT:
     Leasehold improvements                                                        550,684               543,874
     Machinery and equipment                                                       970,120               876,565
     Furniture, fixtures and transporation equipment                               764,200               834,187
                                                                            --------------        --------------
         Total                                                                   2,285,004             2,254,626
     Less accumulated depreciation and amortization                             (1,461,799)           (1,440,688)
                                                                            --------------        --------------

     NET PROPERTY AND EQUIPMENT                                                    823,205               813,938
                                                                            --------------        --------------

OTHER                                                                              731,983               488,609
                                                                            --------------        --------------

                                                                               $31,921,254           $35,704,458
                                                                                ==========            ==========



See accompanying notes to consolidated  financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS






                                                                                March 30,               July 1,
                                                                                   1996                  1995
                                                                               (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                           $10,593,373           $15,056,927
     Customers' deposits                                                          3,183,961               884,881
     Accrued expenses                                                               216,017               833,886
     Current maturities of long-term debt                                            11,047                13,190
                                                                             --------------        --------------

     TOTAL CURRENT LIABILITIES                                                   14,004,398            16,788,884
                                                                             --------------        --------------

LONG-TERM DEBT                                                                      135,513               133,629
                                                                             --------------        --------------
     TOTAL LIABILITIES                                                           14,139,911            16,922,513
                                                                             --------------        --------------



STOCKHOLDERS' EQUITY:
     Common stock - par value $.10; authorized 6,000,000
         shares; issued 3,236,199 shares                                            323,620               323,620
     Additional paid-in capital                                                  12,459,965            12,459,965
     Retained earnings                                                            5,102,545             6,097,426
     Foreign currency translation adjustment                                         (4,990)                  731
                                                                             --------------        --------------
         Total                                                                   17,881,140            18,881,742
     Treasury stock, at cost, 27,600 common shares                                  (99,797)              (99,797)
                                                                             --------------        --------------
         TOTAL STOCKHOLDERS' EQUITY                                              17,781,343            18,781,945
                                                                             --------------        --------------

                                                                                $31,921,254           $35,704,458
                                                                                 ==========            ==========



See accompanying notes to consolidated  financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                            (Unaudited)                             (Unaudited)
                                                    For the Three Months Ended               For the Nine Months Ended
                                                   3-30-96               4-01-95             3-30-96             4-01-95
                                                  (13 Weeks)            (13 Weeks)           (39 Weeks)          (39 Weeks)
                                                  ----------            ----------           ----------          ----------

REVENUES                                        $    11,832,666         $16,131,974          $29,295,220         $45,803,828
                                                 --------------          ----------           ----------          ----------

COSTS AND EXPENSES:
   Cost of sales                                     10,125,759          13,928,919           25,989,342          40,240,039
   Selling expenses                                   1,028,725             850,968            2,966,155           2,623,345
   General and administrative expenses                  545,853             537,948            1,300,555           1,314,994
                                                ---------------     ---------------      ---------------     ---------------
   Total costs and expenses                          11,700,337          15,317,835           30,256,052          44,178,378
                                                ---------------     ---------------      ---------------     ---------------
                                                        132,329             814,139             (960,832)          1,625,450
NET INTEREST EXPENSE
    (INCOME)                                             (9,725)              4,653              (12,741)             (2,921)
                                                ---------------     ---------------      ---------------     ---------------

INCOME (LOSS) BEFORE TAXES
    ON CONTINUING OPERATIONS                            142,054             809,486             (948,091)          1,628,371

TAXES (BENEFIT) ON INCOME
    FROM CONTINUING
    OPERATIONS                                           67,000             314,000             (286,000)            591,000
                                                ---------------     ---------------      ---------------     ---------------

NET INCOME (LOSS) FROM
    CONTINUING OPERATIONS                       $        75,054      $      495,486    $        (662,091)       $  1,037,371
                                                 --------------       -------------      ---------------         -----------

DISCONTINUED OPERATIONS:
    Loss from operations of
       CopyGuard, net of $33,000 tax                    (55,115)                ---              (55,115)                ---
    Loss from disposal of  CopyGuard,
       net of $166,000 tax                             (277,675)                ---             (277,675)                ---
                                                ---------------     ---------------      ---------------     ---------------
                                                       (332,790)                ---             (332,790)                ---
                                                ---------------     ---------------      ---------------     ---------------
NET INCOME (LOSS)                                $     (257,736)     $      495,486       $     (994,881)      $   1,037,371
                                                  =============       =============        =============        ============

PER SHARE DATA:
NET INCOME (LOSS) FROM
    CONTINUING OPERATIONS                                $  .02              $  .15               $ (.21)              $ .32
(LOSS) ON DISCONTINUED
     OPERATIONS                                          $ (.10)            $   ---               $ (.10)             $  ---
                                                          -----                 ---                 ----                 ---
NET INCOME (LOSS)                                        $ (.08)             $  .15               $ (.31)              $ .32
                                                           ====               =====                 ====                ====
Weighted average number of
    common and equivalent shares                      3,248,661           3,259,820            3,270,398           3,272,413


See accompanying notes to consolidated  financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                                                  (Unaudited)
                                                                                 For the Nine Months Ended
                                                                                     3-30-96               4-01-95
                                                                                  (39 Weeks)             (39 Weeks)
                                                                              -------------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                            $      (994,881)         $ 1,037,371
Adjustments to reconcile net income (loss) to cash provided
    by operating activities:
      Depreciation and amortization                                                      110,077              130,358
      Provision for inventory obsolescence                                               150,000              150,000
      Foreign currency translation adjustment                                             (5,721)               9,617
      (Increase) decrease in:
        Accounts receivable                                                            2,925,811            1,381,615
        Inventories                                                                    2,675,509           (2,908,063)
        Prepaid expenses and deposits                                                   (246,948)            (906,643)
        Other assets                                                                    (243,374)              46,139
      Increase (decrease) in:
        Accounts payable                                                              (4,463,554)             394,780
        Customers' deposits                                                            2,299,080              (77,279)
        Accrued expenses                                                                (617,869)            (159,681)
                                                                                ----------------       --------------
    Net cash provided (used) by operating activities                                   1,588,130             (901,786)
                                                                                ----------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures - leased equipment                                             (434,630)                 ---
    Capital expenditures - other equipment                                               (32,271)            (308,712)
    Disposition of property and equipment                                                347,557               32,977
                                                                                ----------------       --------------
      Net cash used in investing activities                                             (119,344)            (275,735)
                                                                                ----------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                                                    (259)            (117,053)
    Issuance of common stock for stock options                                               ---                1,500
    Minority interest in subsidiary                                                          ---                2,000
                                                                                ----------------       --------------
    Net cash provided by (used in ) financing activities                                    (259)            (113,553)
                                                                                ----------------       --------------
NET INCREASE (DECREASE) IN CASH                                                        1,468,527           (1,291,074)
CASH AT BEGINNING OF PERIOD                                                            2,436,859            5,433,664
                                                                                ----------------       --------------
CASH AT END OF PERIOD                                                              $   3,905,386          $ 4,142,590
                                                                                    ============           ==========
Supplemental Disclosures:
    Cash paid during period for:
      Interest                                                                   $        71,895         $     73,852
      Income taxes                                                                       112,311              301,851



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

Note 2.   Inventories

           Inventories consisted of the following:

                                             March 30,                 July 1,
                                               1996                     1995
                                            (unaudited)
           Machines                      $    7,300,269             $10,106,300
           Parts and supplies                 3,302,236               3,321,714
                                            -----------               ---------
                     Total               $   10,602,505             $13,428,014
                                            ===========              ==========

Note 3.   Taxes on Income

           Taxes on income are allocated to interim periods on the basis of an estimated annual effective tax rate.

Note 4.   Net Income (Loss) Per Share

           Net income (loss) per share is computed by dividing net income by the average number of common and common equivalent shares outstanding during the period. Common equivalent shares include those common shares which are issuable upon the exercise of stock options, when dilutive, net of shares assumed to have been repurchased with the proceeds.

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

RESULTS OF OPERATIONS

Revenues in the Company's third fiscal quarter ended March 30, 1996 declined by approximately $4.3 million or 26.6%. Major components of this decline are hosiery equipment sales which were down $2.7 million and sweater and trim equipment sales which were down $2.4 million. The decline in hosiery equipment sales appears to continue to be related to poor retail sales of garments in the fall and winter season of 1995. The decline in sweater and trim equipment appears to be related to the same poor retail environment coupled with a general decline in the consumption of sweaters. In the nine months ended March 30, 1996, the Company's revenues declined by $16.5 million or approximately 36.0%. Major elements in the year-to-date decline are a $12.7 million decrease in hosiery equipment sales, a $5.5 million decrease in sales of sweater and trim equipment, both partially offset by $2.0 million in sales from knit fabric equipment, a new product line this year.

Cost of sales as a percentage of revenues in the Company's fiscal 1996 third quarter declined slightly to 85.6% from 86.3% in the same quarter of last year, reflecting changes in product mix. In the year-to-date, cost of sales as a percentage of revenues increased to 88.7% as compared to 87.8% in the same nine month period of last year. Service expenses, a component of cost of sales, accounted for this unfavorable shift. Although service expenses actually declined by $85,000 between the comparable nine month periods, service expenses did not decline in proportion to the decline in revenues.

Selling expenses increased by $178,000 in the Company's third fiscal quarter and by $343,000 in the year-to-date as compared to the comparable periods of last year. Material elements of these increases occurred in sales salaries and commissions, travel expenses and rental and space costs. The Company's United Kingdom subsidiary accounted for $65,000 of the $343,000 increase in the year-to-date selling expense figures.

General and administrative expenses in the current third quarter and in the year-to-date are essentially unchanged from the comparable periods of last year.

Interest expense is shown net of interest income. The small favorable shift in the current quarter reflects a $7,000 decrease in interest expense and a $7,000 increase in interest income. In the year-to-date, the small favorable shift reflects a $3,000 decrease in interest expense and a $7,000 increase in interest income.

The effective rate of taxes on income from continuing operations in the current quarter at 47.2% has been skewed upward by the relatively small amount of pre-tax profits as compared to partially or wholly non-deductible expenses, year-to-date.

In the Company's current third fiscal quarter, there is a charge for discontinued operations in the amount of $333,000. This after-tax figure records the cost of the discontinuation of the Company's CopyGuard Division. CopyGuard was developing a computer-generated matrix to invisibly mark garments to prevent counterfeiting. However, its continuing cash funding requirements were diverting funds from the Company's core business while prospects of bringing the system to market, successfully, were diminishing. Although the system developed by CopyGuard functioned successfully from a technical point of view, the system has not proven to be commercially feasible for the prospective users. Consequently, in the current third fiscal quarter, management elected to cease all CopyGuard operations, write off all assets of the CopyGuard Division and provide for any remaining expenses. The loss on disposal of CopyGuard is equivalent to $0.10 per share of outstanding common stock in both the current quarter and the year-to-date.

OUTLOOK

Late in the Company's current second quarter, the sock industry served by the Company began to demonstrate some improvement. Demand for single cylinder athletic sock machines with patterning capability increased strongly. Demand for double cylinder and dial rib socks made on other machines sold by the Company has remained sluggish. At the same time, the sweater manufacturing industry in the United States and in the United Kingdom is displaying substantial weakness.

In February 1996, the Company became the U.S., Canadian and Mexican distributor for Tonello S.r.l., an Italian manufacturer of garment wet processing equipment. The Company's new garment wet processing division will distribute and install Tonello equipment, concentrating its efforts on the processing of blue jean garments as well as dyeing.

LIQUIDITY AND CAPITAL RESOURCES

At March 30, 1996, the Company's working capital was approximately $16.4 million, down about $1.3 million from that same position at the end of the prior fiscal year, July 1, 1995. The Company's current ratio at March 30, 1996 was
2.17 to 1 as compared to 2.05 to 1 at July 1, 1995.

Operating activities provided about $1.6 million in the nine months ended March 30, 1996. Operating activities used about $0.9 million in the same period of last year. In the current period, this favorable result reflects a $5.6 million decrease in receivables and inventories, largely offset by a $2.8 million net decrease in payables and customers' deposits, as well as the $1.0 million loss from continuing and discontinued operations.

Investing activities used approximately $119,000 in the current year-to-date as compared to $276,000 in the same period of last year. The current year investing activities reflect about $435,000 in hosiery equipment inventory which the Company leased in the current period to customers largely offset by $348,000 in disposition of property and equipment.

Overall, net cash increased by about $1.5 million in the current nine month period. In the same period of last year, net cash declined by about $1.3 million.

The Company presently has no material commitments for capital expenditures and does not anticipate incurring such commitments in the balance of fiscal 1996.

SEASONALITY AND OTHER FACTORS

There are certain seasonal factors that may affect the Company's business. Traditionally, manufacturing businesses in Italy close for the month of August, and the Company's customers close for one week in July. Consequently, no shipments or deliveries, as the case may be, of machines distributed by the Company that are manufactured in Italy are made during these periods in the Company's first quarter. In addition, manufacturing businesses in Italy generally close for two weeks in December, during the Company's second quarter. Fluctuations in customer orders or other factors also may cause quarterly variations in net revenues from year to year.

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


                                              SPEIZMAN INDUSTRIES, INC.
                                                     (Registrant)




Date:      May 14, 1996                    /s/ Robert S. Speizman
       ---------------------                  ----------------------
                                               Robert S. Speizman
                                               President


Date:     May 14, 1996                     /s/ Josef Sklut
       ---------------------                   ---------------
                                                Josef Sklut
                                                Vice President-Finance
                                                (Chief Financial Officer)