Form 10-K
period 1996-06-29
SPEIZMAN INDUSTRIES INC
filed 1996-09-27
CIK 92827

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       ------------------------------------------------------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     [Fee Required]

For the fiscal year ended June 29, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]

For the transition period from __________________ to _____________________

COMMISSION FILE NO. 0-8544


                            SPEIZMAN INDUSTRIES, INC.
================================================================================
             (Exact name of registrant as specified in its charter)




                       DELAWARE                                           56-0901212
- --------------------------------------------------------    -------------------------------------------
   (State or other jurisdiction of incorporation or           (I.R.S. Employer Identification No.)
                     organization)

   508 West Fifth Street, Charlotte, North Carolina                          28202
- --------------------------------------------------------    -------------------------------------------
       (Address of principal executives offices)                           (Zip Code)


Registrant's telephone number, including area code:  (704) 372-3751

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

                                 Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 12, 1996, was $12,431,085 based on the last sale price of $5.00 per share reported by the NASDAQ National Market System on that date.

         As of September 12, 1996, there were 3,208,599 shares of the registrant's Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on November 14, 1996, are incorporated herein by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Speizman Industries, Inc. (the "Company") is the leading distributor of new sock knitting machines in the United States. It distributes technologically advanced sock knitting machines manufactured by Lonati, S.p.A., Brescia, Italy ("Lonati"), which the Company believes is the world's largest manufacturer of hosiery knitting equipment. It also distributes Lonati sock and sheer hosiery knitting machines in Canada. In addition, through sales arrangements with other European textile machinery manufacturers, the Company distributes other sock knitting machines, knitting machines for underwear, sweaters, collars and trim, and other knitted fabrics and other equipment related to the manufacture of socks, sheer hosiery and other textile products, principally in the United States and Canada. The Company also sells dyeing and finishing equipment for the textile industry. The Company sells textile machine parts and used textile equipment in the United States and in a number of foreign countries.

         ALL REFERENCES HEREIN ARE TO THE COMPANY'S 52-OR-53 WEEK FISCAL YEAR ENDING ON THE SATURDAY CLOSEST TO JUNE 30. FISCAL 1996, 1995, 1994, AND 1992, EACH CONTAINED 52 WEEKS AND ENDED ON JUNE 29, 1996, JULY, 1, 1995, JULY 2, 1994 AND JUNE 27, 1992. FISCAL 1993 CONTAINED 53 WEEKS AND ENDED ON JULY 3, 1993. UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERM THE "COMPANY" AS USED HEREIN INCLUDES SPEIZMAN INDUSTRIES, INC. AND ITS SUBSIDIARIES.

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

         Pursuant to the Lonati Agreement, Lonati has appointed the Company as Lonati's exclusive agent in the United States for the sale of its range of single and double cylinder sock knitting machines and related spare parts as of the date of the Lonati Agreement. Under the Lonati Agreement, the Company also serves as the distributor of such equipment in the United States. Although the Lonati Agreement does not establish the Company as the exclusive distributor of Lonati sock machines in the United States, the Company in fact has exclusively distributed Lonati double cylinder sock machines continuously since 1982 and Lonati single cylinder sock knitting machines since 1989. The Lonati Agreement extended to December 31, 1995 and continues from year to year thereafter, although it may be terminated on 90 days written notice at any year end or without notice in the event of a breach. The Company and Lonati also entered into a similar agreement in January 1992 relating to the Company's distribution of Lonati sock and sheer hosiery knitting machines in Canada.

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

         The Lonati single cylinder machines distributed by the Company are for the knitting of athletic socks. The Lonati double cylinder machines are for the knitting of dress and casual socks. The Lonati machines are electronic, high-speed, and have computerized controls. Lonati single cylinder machines are capable of knitting pouch heel and toe, reciprocated heel and toe and tube socks. These and other features allow the rapid change of sock design, style and size, result in increased production volume and efficiency and simplify the servicing of the machines. The Company distributes these sock knitting machines as well as Lonati sheer hosiery knitting machines in Canada. In addition, the Company distributes the knitting machines, described below, manufactured by Santoni, S.r.l. Brescia, Italy ("Santoni"), one of Lonati's subsidiaries, in the United States and Canada. Sales by the Company in the United States and Canada of machines manufactured by Lonati, S.p.A., generated the following percentages of the Company's net revenues: 46.2% in 1996, 44.4% in 1995 and 65.6% in 1994. In addition, sales of Santoni machines in the United States and Canada generated 4.8%, 9.3% and 4.4% of the Company's net revenues in fiscal 1996, 1995 and 1994, respectively.

         In addition to the Lonati machines, the Company distributes new knitting and other machines and equipment under written agreements and other arrangements with the manufacturers. The following table sets forth certain information concerning certain of these additional distribution arrangements:



Manufacturer                         Machine                                      Territory

Santoni, S.r.l.,                  Circular knitting machines for underwear,       United States and
    Brescia, Italy                men's socks and women's sheer hosiery and       Canada
                                  surgical support hose

Conti Complett, S.p.A.,           Sock  toe   closing   machines   and  sock      United States and
    Milan, Italy                  turning devices                                 Canada

Sperotto Rimar, S.p.A.,           Fabric processing and finishing machines        United States
    Malo, Italy

Corino Macchine, S.r.l.,          Fabric handling equipment                       United States and Canada
    Alba, Italy

Fimatex,                          Turning devices for sock machines               United States
    Scandicci, Italy

Orizio Paolo, S.p.A.,             Fabric knitting machines                        United States
    Brescia, Italy

Tonello, S.r.l.,                  Garment wet processing equipment                United States, Canada and Mexico
    Sarcedo, Italy

Solis, S.r.l.,                    Flat parts for knitting machines                United States
    Florence, Italy

Mec-Mor, S.p.A.,                  Circular knitting machines for sweaters         United States and Canada
    Varese, Italy

Zamark, S.p.A..                   Flat  knitting  machines  for  collars and      United States, Canada, the United
    Somma Lombardo, Italy         trim and sweaters                               Kingdom and Ireland

Jumberca, S.A.,                   Sweater knitting machines                       United States, Canada, the United
    Badalona, Spain                                                               Kingdom and Ireland


    Sales of machines manufactured by Zamark (an affiliate of Lonati) generated 1.0%, 1.0% and 1.1% of the Company's net revenues in fiscal 1996, 1995 and 1994, respectively. In August 1996, this distribution agreement was canceled effective December 31, 1996.

    Sales of machines manufactured by Jumberca generated 2.9%, 9.8% and 9.8% of the Company's net revenues in fiscal 1996, 1995 and 1994, respectively. In August 1995, this distribution agreement was canceled effective December 31, 1995.

    There can be no assurance that the Company will not encounter significant difficulties in any attempt to enforce any provision of the Lonati Agreement (or any other agreement with a foreign manufacturer), or any agreement that may arise in connection with the placement and confirmation of orders for the machines manufactured by Lonati (or any other foreign manufacturer) or obtain an adequate remedy for a breach of any such provision, due principally to the fact that Lonati (or any other foreign manufacturer) is a foreign company.

    USED MACHINES, PARTS AND LIQUIDATIONS

    The Company sells used machinery and parts to the textile industry. The Company carries significant amounts of machinery and parts inventories to meet customers' requirements and to assure itself of an adequate supply of used machinery. The Company acts as a liquidator of textile mills and as a broker in the purchase and sale of such mills.

MARKETING AND SALES

    The Company markets and sells knitting machines and related equipment primarily by maintaining frequent contacts with customers and understanding of its customers' individual business needs. Salespersons will set up competitive trials in a customer's plant and allow the customer to use the Company's machine in its own work environment alongside competing machines for two weeks to three months. The Company also offers customers the opportunity to send their employees to the Company for training courses on the operation and service of the machines and, depending on the number of machines purchased and the number of employees to train, may offer such training courses at the customer's facility. In addition, the Company exhibits its equipment at trade shows and uses its private showroom to demonstrate new machines. These marketing strategies are complemented by the Company's commitment to service and continuing education. The Company also produces, at its own expense, training videos for its major lines of equipment. At August 20, 1996, the Company employed approximately 18 salespersons and 28 technical representatives. In addition to its sales staff, the Company uses over 40 commission sales agents in a number of foreign countries in connection with its sales of used machines.

    The terms of new machine sales generally are individually negotiated including both the purchase price, payment terms and delivery schedule. The Company is usually required to purchase imported machines with a letter of credit in favor of the manufacturer delivered not less than 15 days prior to the machine's shipment to the customer's plant. Generally, the letter of credit must be payable 60 days or longer from the date of the on-board bill of lading and upon presentation of the bill of lading. The period from shipment by the manufacturer to installation in the customer's plant is generally 30-60 days.

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

    Because a substantial portion of the Company's revenues are derived from sales of machines and equipment imported from abroad, these sales may be subject to import controls, duty and currency fluctuations. The majority of the Company's purchases of Italian machines for sale in the United States are denominated in Italian lira. Generally, the Company has been able to adjust sales prices or purchase lira hedging contracts to compensate for anticipated dollar fluctuations. However, international currency fluctuations that result in substantial price level changes could impede import sales and substantially impact profits. The Company is not able to assess the quantitative effect such international price level changes could have upon the Company's operations. All of the Company's export sales originating from the United States are made in U.S. dollars. Substantially all of the sales of the Company's United Kingdom subsidiary are denominated in pounds sterling.

    The Company also markets used machines through its employees and outside commission salespersons. The Company markets its used machines in the United States and in a number of foreign countries. The Company uses trade advertising extensively and at least once every two months distributes lists throughout the industry of used machines that the Company has for sale.

    The Company exports certain new and used machines and parts for sale in Canada and a number of other foreign countries. See Note 1 of Notes to Consolidated Financial Statements for certain financial information concerning the Company's foreign sales in fiscal 1996, 1995 and 1994.

CUSTOMERS

    The Company's customers consist primarily of the major sock manufacturers in the United States and Canada. In fiscal 1996, the Company's two largest customers, Renfro Corporation and Manufacturier De Bas Iris Hosiery, Inc. (Canada), accounted for 8.8% and 5.8%, respectively, of the Company's revenues. In fiscal 1995, the Company's two largest customers, Renfro Corporation and Kayser-Roth Corporation, accounted for 7.3% and 5.2%, respectively, of the Company's net revenues. In fiscal 1994, the Company's two largest customers, Fruit of the Loom, Inc., and Renfro Corporation, accounted for 13.8% and 13.4% of the Company's net revenues. Generally, the customers contributing the most to the Company's net revenues vary from year to year. The Company believes that the loss of any principal customer could have a material adverse effect on the Company.

BACKLOG

    The Company's backlog of unfilled orders for new and used machines was $19.3 million at June 29, 1996 as compared to $4.1 million at July 1, 1995 and $15.1 million at July 2, 1994. Management believes that all the company's unfilled orders at June 29, 1996 will be filled by the end of fiscal 1997. The period of time required to fill orders varies depending on the machine ordered. The increase in backlog is attributed essentially to increased demand for sock machines.

COMPETITION

    The sock knitting machine industry is competitive. Lonati single cylinder machines compete primarily with machines manufactured by an Italian and a Czech company and Lonati double cylinder machines compete primarily with machines manufactured by an Italian company acquired in 1993 by Lonati but not represented by the Company. Lonati machines compete, to a lesser extent, with machines manufactured by a number of other foreign companies of varying sizes and a small domestic company, and with companies selling used machines. The principal competitive factors in the distribution of sock knitting machines are technology, price, service, allowance of trade-ins and delivery. Management believes that its competitive advantages are the technological advantages of the Lonati machines, the Company's commitment to customer service and the Company's allowance of trade-ins of used machines on new Lonati machines. Management believes that it is at a short term competitive disadvantage if a potential customer's decision will be based primarily on price since, generally, the purchase price of Lonati machines is higher than that of competing machines.

    In its sale of new equipment in addition to Lonati machines, the Company competes with a number of foreign and domestic manufacturers and distributors of new and used machines. In its sale of such other machines and equipment, certain of the Company's competitors may have substantially greater resources than the Company.

    Domestic and foreign sales of used sock and sheer hosiery knitting machines is fragmented and highly competitive. The Company competes with a number of domestic and foreign companies that sell used machines as well as domestic and foreign manufacturers that have used machines for sale as a result of trade-ins. In the United States, the Company has one primary competitor in its sale of used sock knitting machines. The principal competitive factors in the Company's domestic and foreign sales of used machines are price and availability of machines that are in demand. Although the Company is the exclusive distributor of parts for a number of the machines it distributes, it competes with firms that manufacture and distribute duplicates of such parts. In addition, the Company competes with a number of distributors and manufacturers in its other parts sales.

DISCONTINUED OPERATION

    During fiscal 1996, management decided to discontinue the operations of the Company's CopyGuard Division, which was in the development stage. CopyGuard was developing a computer-generated matrix to invisibly mark garments to prevent counterfeiting. However, its continuing cash funding requirements were diverting funds from the Company's core business while prospects of bringing the system to market, successfully, were diminishing. Although the system developed by CopyGuard functioned successfully from a technical point of view, the system had not proven to be commercially feasible for the prospective users. Consequently, in the third fiscal quarter of fiscal 1996, management elected to cease all CopyGuard operations, write off all assets of the CopyGuard Division and provide for any remaining expenses. The loss on disposal of CopyGuard was $333,000, after income tax benefits, or approximately $0.10 per share of outstanding common stock. Costs incurred during fiscal year ended 1995 related to software development and were deferred.

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

EMPLOYEES

    As of August 20, 1996, the Company had 87 full-time employees. The Company's employees are not represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES.

    The Company's headquarters, in which its administrative offices, machinery rebuilding facilities and a substantial portion of its warehouse space are located, is in Charlotte, North Carolina in an approximately 89,000 square foot building that is leased from a partnership owned by Robert S. Speizman and his brother. The City of Charlotte has designated this building an "historic landmark," and, as a result, modifications to the building require prior approval of the Charlotte-Mecklenburg Historic Landmark Commission. The term of the lease extends to March 31, 1998. The annual rent thereunder was $168,400 from January 1, 1993 to March 31, 1995 and $311,500 from April 1995 through March 1996. Annual rent is $356,000 from April 1996 through March 1998. The Company also leases approximately 41,000 square feet of additional warehouse space for approximately $113,800 per year under a lease agreement that expires December 1997, approximately 20,000 square feet of additional warehouse space under a lease that expires September 1996 for an annual rental of $48,000, 45,000 square feet of additional warehouse space under a lease that expires in March 1998 for an annual rental of $112,000, and approximately 10,000 square feet of additional warehouse space on a month-to-month basis for $100 per month, all in Charlotte, North Carolina. The Company leases approximately 5,000 square feet of office and warehouse space in Hicksville, New York, for approximately $30,000 per year, under a lease expiring June 1997. The Company leases approximately 250 square feet of office space, in which the headquarters of its Canadian subsidiary are located, in Montreal, Canada, for approximately $315 per month. The Company leases approximately 2,500 square feet of office and warehouse space, in which the headquarters of its United Kingdom subsidiary are located, in Leicester, U.K., for approximately $1,700 per month under a lease that expires in 1998.

ITEM 3.  LEGAL PROCEEDINGS.

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1996.

EXECUTIVE OFFICERS OF REGISTRANt

    The following table sets forth certain information regarding the executive officers of the Company:



       NAME                   AGE    POSITIONS WITH THE COMPANY
       Robert S. Speizman...  56     Chairman of the Board, President and Director
       Josef Sklut..........  67     Vice President-Finance, Secretary, Treasurer and Director

    Robert S. Speizman has served as President of the Company since November 1976. From 1969 to October 1976, Mr. Speizman served as Executive Vice President of the Company. Mr. Speizman has been a director of the Company since 1967 and Chairman of the Board of Directors since July 1987.

    Josef Sklut has served as Vice President-Finance of the Company since 1978, as Secretary of the Company since 1977, as Treasurer of the Company since 1969 and as a director of the Company since 1977.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock has been included for quotation on the NASDAQ National Market System under the NASDAQ symbol "SPZN" since October 1993. The following table sets forth, for the periods indicated, the high and low sale prices as reported by the NASDAQ National Market System.

FISCAL 1995                                           HIGH              LOW
                                                      ----              ---
    First Quarter (ended October 1, 1994)...........$  8.75           $  6.00
    Second Quarter (ended December 31, 1994)........   6.50              3.22
    Third Quarter (ended April 1, 1995).............   5.38              3.38
    Fourth Quarter (ended July 1, 1995).............   6.75              4.25

FISCAL 1996
    First Quarter (ended September 30, 1995) .......   5.12              3.50
    Second Quarter (ended December 30, 1995)........   3.88              2.62
    Third Quarter (ended March 30, 1996)............   4.50              2.50
    Fourth Quarter (ended June 29, 1996)............   5.62              3.50

    As of June 29, 1996, there were approximately 419 stockholders of record of the Common Stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.



                                                                                          Fiscal Year Ended
                                                               -------------------------------------------------------------------
                                                                   June 29,       July 1,       July 2,      July 3,     June 27,
                                                                    1996           1995           1994         1993         1992
                                                                           (IN THOUSANDS, EXCEPT NET INCOME PER SHARE DATA)

STATEMENT OF INCOME DATA:
    Net revenues ...........................................      $ 46,280       $ 61,597       $ 69,526      $ 39,552      $ 26,564
    Cost of sales ..........................................        40,547         53,986         60,004        32,635        22,997
                                                                  --------       --------       --------      --------      --------
    Gross profit ...........................................         5,733          7,611          9,522         6,917         3,567
    Selling, general and administrative expenses ...........         6,045          5,478          4,350         3,651         2,546
                                                                  --------       --------       --------      --------      --------
    Operating income (loss) ................................          (312)         2,133          5,172         3,266         1,021
    Interest (income) expense, net .........................           (43)           (15)             6           186           196
                                                                  --------       --------       --------      --------      --------

    Income (loss) before taxes on income ...................          (269)         2,148          5,166         3,080           825
    Taxes (benefit) on income (1) ..........................           (29)           854          1,869           661            82
                                                                  --------       --------       --------      --------      --------

    Income (loss) from continuing operations ...............          (240)         1,294          3,297         2,419           743
    (Loss) from discontinued operation .....................          (333)           --             --            --             --
                                                                  --------       --------       --------      --------       -------

    Net income (loss) ......................................          (573)          --             --            --              --
                                                                  --------       --------       --------      --------       -------
    Preferred stock dividends ..............................          --             --               41          --              --
                                                                  --------       --------       --------      --------      --------
    Net income (loss) applicable to common stock ...........      $   (573)      $  1,294       $  3,256      $  2,419      $    743
                                                                  ========       ========       ========      ========      ========

PER SHARE DATA:
    Income (loss) from continuing operations ...............      $   (.07)      $    .40       $   1.12      $   1.03      $    .32
    Loss from discontinued operation .......................      $   (.10)          --            --            --               --
                                                                  --------       --------      --------      --------       --------

    Net income (loss) ......................................      $   (.17)      $    .40       $   1.12      $   1.03      $    .32
                                                                  ========       ========       ========      ========      ========


    Weighted average number of shares ......................         3,284          3,271          2,905         2,360         2,297

BALANCE SHEET DATA:
    Working capital ........................................      $ 16,313       $ 17,613       $ 16,579      $  4,553      $  2,792
    Total assets ...........................................        36,149         35,704         30,160        18,145        13,519
    Short-term debt ........................................           --             --             --            175           401

    Long-term debt, including current maturity .............           148            147            293         1,060         1,374
    Stockholders' equity ...................................        18,203         18,782         17,483         5,137         2,714


(1) Reflects the utilization of prior net operating losses to completely offset federal income taxes in 1992 and to partially offset federal income taxes in 1993.

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

RESULTS OF OPERATIONS

YEAR ENDED JUNE 29, 1996 COMPARED TO YEAR ENDED JULY 1, 1995

       NET REVENUES. Net revenues in fiscal 1996 were $46.3 million as compared to $61.6 million in fiscal 1995, a decrease of $15.3 million, or 24.9%. This decrease reflects a $11.3 million decline in sales of hosiery equipment, a $7.3 million decline in sales of sweater manufacturing and related equipment, a $0.5 million decline in parts and other sales activities partially offset by a $3.8 million increase in sales of knitted fabric machines. The Company's backlog of unfilled orders for new and used machines at June 29, 1996, was $19.3 million as compared to $4.1 million at July 1, 1995. The improved level of backlog in 1996 results from substantially increased demand for sock knitting machines.

       COST OF SALES. In fiscal 1996, cost of sales was $40.5 million as compared to $54.0 million in fiscal 1995, a decrease of $13.5 million, or 24.9%, matching the relative decline in revenues. Cost of sales as a percent of revenues was 87.6% in fiscal 1996, unchanged from fiscal 1995.

       SELLING EXPENSES. Selling expenses increased to $4.2 million in fiscal 1996 from $3.6 million in fiscal 1995, an increase of 16.3%. Major elements in the increase were salespersons' salaries and commissions, warehouse and office space costs, travel, insurance, telecommunications, and insurance, partially offset by a decrease in letter of credit expenses.

       GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $1,878,000, down by $17,000 from $1,895,000 in fiscal 1995. This small decrease resulted from declines in salaries and bonuses and bad debt provisions, partially offset by increases in professional fees and in life insurance expenses.

       INTEREST EXPENSE. Interest expense is expressed net of interest income. In fiscal 1996, interest income exceeded interest expense by $43,000. Net interest income was $15,000 in fiscal 1995.

       TAXES (BENEFIT) ON INCOME (LOSS) FROM CONTINUING OPERATIONS. The provision for income taxes in fiscal 1996 is a tax benefit of $29,000 on the $269,000 loss from continuing operations, or 10.8% of the loss. In the prior year, the tax provision was 39.8% of income before taxes. The current year effective rate reflects the combined effects of non-deductible entertainment and life insurance expenses and U.S. profits taxed at higher rates as compared to U.K. losses taxed at lower rates.

       NET INCOME (LOSS) FROM CONTINUING OPERATIONS. Net loss from continuing operations was $240,000 in fiscal 1996. This compares to net income of $1,294,000 in fiscal 1995.

       LOSS FROM DISCONTINUED OPERATION. During the third quarter of fiscal 1996, management decided to discontinue the operations of the Company's CopyGuard Division which was in the development stage. CopyGuard was developing a computer-generated matrix to invisibly mark garments to prevent counterfeiting. However, its continuing cash funding requirements were diverting funds from the Company's core business while prospects of bringing the system to market, successfully, were diminishing. Although the system developed by CopyGuard functioned successfully from a technical point of view, the system had not proven to be commercially feasible for the prospective users. Consequently, in the third fiscal quarter of fiscal 1996, management elected to cease all CopyGuard operations, write off all assets of the CopyGuard Division and provide for any remaining expenses. The loss on CopyGuard operations was $55,000, after tax benefits. The loss on disposal of CopyGuard, after tax benefits, was $278,000. The combined loss on the discontinued operation was $333,000 or approximately $0.10 per share of outstanding common stock.

       NET INCOME (LOSS). Net income applicable to common stock declined from $1.3 million in fiscal 1995 to a loss of $0.6 million. The 1996 loss is composed of $240,000 in losses from continuing operations and $333,000 in losses from discontinued operations. Net loss per share in fiscal 1996 was $0.17, composed of $0.07 from continuing operations and $0.10 from discontinued operations. These compare to $0.40 per share net income in fiscal 1995.

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

       SELLING EXPENSES. Selling expenses increased to $3.6 million in fiscal 1995 from $2.4 million in fiscal 1994, an increase of 48.8%. This increase resulted from the start-up of the U.K. knitting machine division, as well as increased selling activities, overall. Major components of the increase were salespersons' salaries and commissions, advertising and exhibitions, travel, warehouse and office space cost, letter of credit expense and insurance expense.

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

JUMBERCA AGREEMENT

       Prior to its amendment in March 1995, the Jumberca Agreement contained certain minimum purchase requirements for the Jumberca sweater and fabric knitting machines. The Company did not meet the minimum purchase requirements under the Jumberca Agreement with regard to either type of machine in fiscal 1995 due principally to weakened demand for such machines. Due, in part , to the weakened demand, at the Company's request, in March 1995, the parties amended the Jumberca Agreement to eliminate the minimum purchase requirements thereunder and to allow for the termination of the agreement prior to its original termination date in January 1997. In accordance with the terms of the Jumberca Agreements, as amended in March 1995, the Company terminated the agreement with regard to the Jumberca fabric knitting machines in August 1995 and with regard to the Jumberca sweater knitting machines in December 1995. Although the weakened demand for the machines and the termination of the Jumberca Agreement had an adverse effect on net revenues in fiscal 1996, it did not have a significant effect on net income for the year. See Item 1, "Business--General."

LIQUIDITY AND CAPITAL RESOURCES

       The Company's operations require a substantial line of letters of credit to cover its customers' orders. The Company's credit facility provides for an overall facility of $18.0 million for letters of credit, including up to $2.0 million in revolving funds. This facility expires October 31, 1996. Management believes that this facility will be extended for several additional years and will be revised appropriately to meet current financial requirements.

       Working capital at June 29, 1996 was $16.3 million as compared to $17.6 million at July 1, 1995, a decline of $1.3 million. Operating activities in fiscal 1996 provided $6.4 million in funds. In fiscal 1995, such activities 7required $2.4 million. This improvement in cash flow from operations resulted essentially from substantial decreases in accounts receivable and inventories and an increase in accrued expenses and customers' deposits. In the current fiscal year, investing activities used $812,000 as compared to usage of $461,000 in the prior year. As a result, cash and cash equivalents increased by $5.5 million to total $8.0 million at June 29, 1996 as compared to $2.4 million at July 1, 1995.

SEASONALITY AND OTHER FACTORS

       There are certain seasonal factors that may affect the Company's business. Traditionally, manufacturing businesses in Italy close for the month of August, and the Company's customers close for one week in July. Consequently, no shipments or deliveries, as the case may be, of machines distributed by the Company that are manufactured in Italy are made during these periods which fall in the Company's first quarter. In addition, manufacturing businesses in Italy generally close for two weeks in December, during the Company's second quarter. Fluctuations of customer orders or other factors may result in quarterly variations in net revenues from year to year.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The financial statements and supplementary data required by this Item 8 appear on Pages F-1 through F-13 and S-1 through S-2 of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The response to this Item 10 is set forth in part under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the remainder is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held November 14, 1996 (the "1996 Proxy Statement") under the sections captioned "Election of Directors," "Certain Information Regarding the Board of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which sections are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    The response to this Item 11 is set forth in the 1996 Proxy Statement under the section captioned "Executive Compensation and Related Information," which section, other than the subsections captioned "Report of the Compensation Committee and the Stock Option Committee on Executive Compensation" and "Comparative Performance Graph," is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The response to this Item 12 is set forth in the 1996 Proxy Statement under the section captioned "Stock Ownership of Certain Beneficial Owners and Management," which section is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The response to this Item 13 is set forth in the 1996 Proxy Statement under the section captioned "Certain Transactions," which section is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents are included as part of the Annual Report on Form 10-K:


                                                                                                           Page

1.       FINANCIAL STATEMENTS:

Report of Independent Certified Public Accountants................................................          F-1
Consolidated Balance Sheets - June 29, 1996 and July 1, 1995......................................          F-2
Consolidated Financial Statements for each of the three years in the periods ended June 29, 1996,
     July 1, 1995 and July 2, 1994:
Consolidated Statements of Operations.............................................................          F-3
Consolidated Statements of Stockholders' Equity...................................................          F-4
Consolidated Statements of Cash Flows.............................................................          F-5
Summary of Accounting Policies....................................................................          F-6
Notes to Consolidated Financial Statements........................................................          F-8

2.       FINANCIAL STATEMENT SCHEDULES:

Report of Independent Certified Public Accountants................................................          S-1
Schedule II - Valuation and Qualifying Accounts...................................................          S-2


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

                                         SPEIZMAN INDUSTRIES, INC.

Date:   September 25, 1996

                                         By:  /s/ Robert S. Speizman
                                              ----------------------
                                         Robert S. Speizman, President


         Pursuant to the requirements of the Securities Act of 1933, this has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




              Signatures                                Title                                   Date


/s/ Robert S. Speizman                   President and Director                          September 25, 1996
- ------------------------------------     (Principal Executive Officer)
Robert S. Speizman


/s/ Josef Sklut                          Vice President-Finance, Secretary,              September 25, 1996
- ------------------------------------        Treasurer and Director
Josef Sklut                             (Principal Financial Officer and
                                           Principal Accounting Officer)


/s/ Steven P. Berkowitz                  Director                                        September 25, 1996
- ------------------------------------
Steven P. Berkowitz


/s/ William Gorelick                     Director                                        September 25, 1996
- ------------------------------------
William Gorelick


/s/ Scott Lea                            Director                                        September 25, 1996
- ------------------------------------
Scott Lea



                          (BDO Seidman LLP Letterhead)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Speizman Industries, Inc.

We have audited the accompanying consolidated balance sheets of Speizman Industries, Inc. and subsidiaries as of June 29, 1996 and July 1, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Speizman Industries, Inc. and subsidiaries at June 29, 1996 and July 1, 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 1996, in conformity with generally accepted accounting principles.

                                                  /s/ BDO Seidman, LLP
                                                  BDO Seidman, LLP
Charlotte, North Carolina
September 10, 1996
                                       F-1

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS






                                                                                                June 29,                July 1,
                                                                                                  1996                   1995
                                                                                              -----------             -----------

ASSETS
Current:
    Cash and cash equivalents ......................................................           $  7,981,723            $  2,436,859

    Accounts receivable (Notes 2 and 6) ............................................             12,160,449              16,078,683

    Inventories (Notes 3 and 6) ....................................................             11,639,552              13,428,014

    Prepaid expenses and other current assets ......................................              2,340,111               2,458,355
                                                                                               ------------            ------------

     TOTAL CURRENT ASSETS ..........................................................             34,121,835              34,401,911
                                                                                               ------------            ------------

Property and Equipment :  (Notes 4 and 7)
    Leasehold improvements .........................................................                550,684                 543,874

    Machinery and equipment ........................................................              1,208,508                 876,565

    Furniture, fixtures and transportation equipment ...............................              1,218,570                 834,187
                                                                                               ------------            ------------

                                                                                                  2,977,762               2,254,626
    Less accumulated depreciation and amortization .................................             (1,525,058)             (1,440,688)
                                                                                               ------------            ------------

     NET PROPERTY AND EQUIPMENT ....................................................              1,452,704                 813,938
                                                                                               ------------            ------------

Other ..............................................................................                574,685                 488,609
                                                                                               ------------            ------------
                                                                                               $ 36,149,224            $ 35,704,458
                                                                                               ============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
    Accounts payable ...............................................................           $ 14,864,567            $ 15,056,927
    Customers' deposits ............................................................              2,723,466                 884,881

    Accrued expenses ...............................................................                209,881                 833,886
    Current maturities of long-term debt (Note 7) ..................................                 11,051                  13,190
                                                                                               ------------            ------------

     TOTAL CURRENT LIABILITIES .....................................................             17,808,965              16,788,884

Long-Term Debt (Note 7) ............................................................                137,334                 133,629
                                                                                               ------------            ------------






     TOTAL LIABILITIES .............................................................             17,946,299              16,922,513
                                                                                               ------------            ------------


Commitments (Notes 4, 9, 11, 12 and 14)

Stockholders' Equity (Notes 8, 9 and 10):
    Common Stock - par value $.10; authorized 6,000,000 shares;
       issued 3,236,199 shares .....................................................                323,620                 323,620

    Additional paid-in capital .....................................................             12,459,965              12,459,965

    Retained earnings ..............................................................              5,524,360               6,097,426
    Foreign currency translation adjustment ........................................                 (5,223)                    731
                                                                                               ------------            ------------

     Total .........................................................................             18,302,722              18,881,742
    Treasury stock, at cost, 27,600 common shares ..................................                (99,797)                (99,797)
                                                                                               ------------            ------------

     TOTAL STOCKHOLDERS' EQUITY ....................................................             18,202,925              18,781,945
                                                                                               ------------            ------------

                                                                                               $ 36,149,224            $ 35,704,458
                                                                                               ============            ============




See accompanying summary of accounting policies and notes to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                                   Year Ended
                                                                            --------------------------------------------------------
                                                                                June 29,          July 1,               July 2,
                                                                                  1996              1995                  1994

NET REVENUES (Note 1) ................................................        $ 46,279,969         $ 61,596,833         $ 69,525,581
                                                                              ------------         ------------         ------------
COSTS AND EXPENSES:
    Cost of sales ....................................................          40,546,962           53,986,242           60,003,901
                                                                              ------------         ------------         ------------
    Selling expenses .................................................           4,167,490            3,582,719            2,407,086
                                                                              ------------         ------------         ------------
    General and administrative expenses ..............................           1,878,193            1,894,915            1,942,375
                                                                              ------------         ------------         ------------
     Total costs and expenses ........................................          46,592,645           59,463,876           64,353,362
                                                                              ------------         ------------         ------------
                                                                                  (312,676)           2,132,957            5,172,219


INTEREST (INCOME) EXPENSE, net of  interest
    income of $126,522, $101,562 and $128,675 ........................             (43,400)             (14,858)               6,393
                                                                              ------------         ------------         ------------

    Income (loss) from continuing operations before taxes ............            (269,276)           2,147,815            5,165,826
                                                                              ------------         ------------         ------------


TAXES (BENEFIT) ON INCOME from continuing
    operations (Note 5) ..............................................             (29,000)             854,000            1,869,000
                                                                              ------------         ------------         ------------


INCOME (LOSS) from continuing operations .............................            (240,276)           1,293,815            3,296,826



DISCONTINUED OPERATION (Note 13):
    Loss from operations of CopyGuard, net of
        $33,000 tax ..................................................             (55,115)                --                   --


    Loss from disposal of CopyGuard, net of
        $166,000 tax .................................................            (277,675)                --                   --
                                                                              ------------         ------------         ------------

                                                                                  (332,790)                --                   --
                                                                              ------------         ------------         ------------

NET INCOME (LOSS) ....................................................            (573,066)                --                   --
                                                                              ------------         ------------         ------------


    Preferred stock dividends ........................................                --                   --                 40,735
                                                                              ------------         ------------         ------------
NET INCOME (LOSS) APPLICABLE TO COMMON
    STOCK ............................................................        $   (573,066)        $  1,293,815         $  3,256,091
                                                                              ============         ============         ============



PER SHARE DATA:




Income (loss) from continuing operations .............................        $       (.07)        $       0.40         $       1.12
                                                                              ------------         ------------         ------------


Loss from discontinued operation .....................................        $       (.10)                --                   --
                                                                              ------------         ------------         ------------

NET INCOME (LOSS) ....................................................        $       (.17)        $       0.40         $       1.12
                                                                              ------------         ------------         ------------



Weighted average number of common and equivalent
    shares ...........................................................           3,283,828            3,271,464            2,904,525
                                                                              ------------         ------------         ------------







See accompanying summary of accounting policies and notes to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY






                                                                                                FOREIGN
                                                                      ADDITIONAL               CURRENCY
                                  PREFERRED   COMMON       COMMON      PAID-IN      RETAINED  TRANSLATION   TREASURY  STOCKHOLDERS'
                                    STOCK     SHARES       STOCK       CAPITAL      EARNINGS  ADJUSTMENT      STOCK      EQUITY
                                    -----     ------       -----      -------      --------    ----------      -----      ------

BALANCE, JULY 3, 1993 .......  $    894,152  1,998,841 $  199,884  $  2,595,488  $  1,547,520      --      $ (99,797) $  5,137,247
NET INCOME BEFORE PREFERRED
    STOCK DIVIDEND ..........          --         --         --            --       3,296,826      --           --       3,296,826
PREFERRED STOCK DIVIDEND ....          --         --         --            --         (40,735)     --           --         (40,735)
REDEMPTION OF PREFERRED STOCK      (894,152)      --         --            --            --        --           --        (894,152)
CONVERSION OF PREFERRED STOCK
    TO COMMON  STOCK ........          --      240,770     24,077        55,376          --        --           --          79,453
NET PROCEEDS OF COMMON
    STOCK OFFERING ..........          --      864,609     86,461     9,163,885          --        --           --       9,250,346
EXERCISE OF STOCK OPTIONS ...          --      130,729     13,073       174,841          --        --           --         187,914
TAX EFFECT OF EXERCISE OF
    STOCK OPTIONS ...........          --         --         --         466,000          --        --           --         466,000
                               ------------ ----------  ----------   -----------   ---------- -----------  ---------  ------------
BALANCE, JULY 2, 1994 .......          --    3,234,949    323,495     12,455,590    4,803,611      --       (99,797)    17,482,899
NET  INCOME .................          --         --         --            --       1,293,815      --           --       1,293,815
EXERCISE OF STOCK OPTIONS ...          --        1,250        125         4,375          --        --           --           4,500
FOREIGN CURRENCY TRANSLATION
    ADJUSTMENT ..............          --         --         --            --            --        731          --             731
                               ------------ ---------- ----------  ------------  ------------  --------    ---------  ------------
BALANCE, JULY 1, 1995 .......          --    3,236,199    323,620     12,459,965    6,097,426      731      (99,797)    18,781,945

NET LOSS ....................          --        --          --            --        (573,066)      --          --        (573,066)
FOREIGN CURRENCY TRANSLATION
    ADJUSTMENT ..............          --        --          --            --            --      (5,954)        --          (5,954)
                               ------------ ---------- ----------  ------------  ------------  --------    ---------  ------------
BALANCE, JUNE 29, 1996 ......  $       --    3,236,199 $  323,620  $ 12,459,965  $  5,524,360  $ (5,223)   $ (99,797) $ 18,202,925
                               ============ ========== ==========  ============  ============  ===========  =========  ===========




See accompanying summary of accounting policies and notes to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                            YEAR ENDED
                                                                   ------------------------------------------------------------
                                                                       JUNE 29,              JULY 1,               JULY 2,
                                                                        1996                  1995                  1994
                                                                        ----                  ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS) ................................................ $  (573,066)        $ 1,293,815         $ 3,296,826

  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
      PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION ....................................     173,336             166,965             193,133
  PROVISION FOR LOSSES ON ACCOUNTS RECEIVABLE ......................     113,500             171,477              17,850
  PROVISION FOR INVENTORY OBSOLESCENCE .............................     139,436             200,000             200,000
  PROVISION FOR DEFERRED INCOME TAXES ..............................     (58,000)            (75,000)            109,000

  PROVISION FOR DEFERRED COMPENSATION ..............................       6,782                  (6)             28,788

  FOREIGN CURRENCY TRANSLATION ADJUSTMENT ..........................      (5,954)                731                --

  (INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLE ...........................................   3,804,734          (1,079,970)         (4,322,948)

     INVENTORIES ...................................................   1,649,026          (6,331,178)         (2,741,376)

     PREPAID EXPENSES ..............................................     159,244          (1,176,461)           (554,615)

     OTHER ASSETS ..................................................     (69,076)             43,662            (168,226)

  INCREASE (DECREASE) IN:
     ACCOUNTS PAYABLE ..............................................    (192,360)          5,015,062           2,237,330

     ACCRUED EXPENSES AND CUSTOMERS' DEPOSITS ......................   1,214,580            (623,547)         (1,159,937)
                                                                     -----------         -----------         -----------

  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..............   6,362,182          (2,394,450)         (2,864,175)
                                                                     -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES - OTHER EQUIPMENT ...........................    (511,039)           (520,274)           (102,723)

  CAPITAL EXPENDITURES - EQUIPMENT LEASED TO CUSTOMERS .............    (648,620)               --                  --

  PROCEEDS FROM PROPERTY AND EQUIPMENT DISPOSALS ...................     347,557              59,377               3,501
                                                                     -----------         -----------         -----------

     NET CASH USED IN INVESTING ACTIVITIES .........................    (812,102)           (460,897)            (99,222)
                                                                     -----------         -----------         -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  NET PAYMENTS ON NOTES PAYABLE ....................................        --                  --              (174,785)

  PRINCIPAL PAYMENTS ON LONG TERM DEBT .............................      (5,216)           (145,958)           (734,800)

  NET PROCEEDS OF COMMON STOCK OFFERING ............................        --                  --             9,250,346
  DIVIDENDS ON PREFERRED STOCK .....................................        --                  --               (40,735)

  REDEMPTION OF PREFERRED STOCK ....................................        --                  --              (814,699)

  ISSUANCE OF COMMON STOCK UPON EXERCISE OF STOCK OPTIONS ..........        --                 4,500             187,914
                                                                     -----------         -----------         -----------

     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...........      (5,216)           (141,458)          7,673,241
                                                                     -----------         -----------         -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH  EQUIVALENTS ................................................   5,544,864          (2,996,805)          4,709,844

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR ....................   2,436,859           5,433,664             723,820
                                                                     -----------         -----------         -----------

CASH AND CASH EQUIVALENTS, AT END OF YEAR .......................... $ 7,981,723         $ 2,436,859         $ 5,433,664
                                                                     ===========         ===========         ===========




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

REVENUE RECOGNITION
       The major portion of the Company's revenues consists of sales and commissions on sales of machinery and equipment. The profit derived therefrom is recognized in full at the time of shipment, except that commissions receivable over more than one year are recognized at their discounted present value. Total sales commissions included in net revenues approximated $56,000, $286,000 and $142,000 for the years ended June 29, 1996, July 1, 1995 and July 2, 1994, respectively.

CASH AND CASH EQUIVALENTS
       For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value because of the short term maturity of these instruments.

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

FOREIGN EXCHANGE CONTRACTS
       The Company enters into foreign currency contracts to reduce the foreign currency exchange risks. Foreign currency hedging contracts obligate the Company to buy a specified amount of a foreign currency at a fixed price in specific future periods. Realized and unrealized gains and losses are recognized in net income in the period of the underlying transaction. As of June 29, 1996, the Company had contracts maturing through June 1997 to purchase approximately 17.7 billion Lira for approximately $11.5 million which approximates the spot rate on that date.

TAXES ON INCOME
       For fiscal years ended 1996, 1995 and 1994, the Company adopted the FAS Statement No. 109, "Accounting for Income Taxes", which changes the liability approach to calculating deferred income taxes set forth in Statement No. 96. The impact of adopting the rules on the Company's financial statements was not material.

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

FISCAL YEAR
       The Company maintains its accounting records on a 52-53 week fiscal year. The fiscal year ends on the Saturday closest to June 30. Years ending June 29, 1996, July 1, 1995 and July 2, 1994 included 52 weeks.

USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                  SUMMARY OF ACCOUNTING POLICIES - (CONTINUED)


NEW ACCOUNTING PRONOUNCEMENTS
       Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," issued by the Financial Accounting Standards Board
(FASB), encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method; however, it allows an entity to continue to measure compensation cost under Accounting Principles Board Opinion ("APB") No. 25. If the Company elects to retain the accounting under APB No. 25, then the standard requires pro forma disclosure of the effect on net income and earnings per share as if the fair value based method had been adopted. This pronouncement is effective for fiscal years beginning after December 15, 1995. Implementation of this pronouncement should have no material effect on the Company's financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS AND CREDIT RISK CONCENTRATION

       The Company is engaged in the distribution of machinery for the textile industry. With operations in the United States, Canada and the United Kingdom, the Company primarily sells to customers located within the United States. Export sales from the United States were approximately $7,196,000, $8,547,000 and $5,439,000 during fiscal 1996, 1995 and 1994, respectively. There were no export sales by the Canadian operations. Sales of the Company's United Kingdom subsidiary amounted to approximately $2,286,000 in 1996, essentially all of which were to customers in the United Kingdom.

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

       A substantial amount of the Company's revenues are generated from the sale of sock knitting and other machines manufactured by Lonati, S.p.A. and one of its wholly owned subsidiaries (Santoni). Sales by the Company in the United States and Canada of machines manufactured by Lonati, S.p.A., generated the following percentages of the Company's net revenues: 46.2% in 1996, 44.4% in 1995 and 65.6% in 1994. In addition, sales of Santoni machines in the United States and Canada generated 4.8%, 9.3% and 4.4% of the Company's net revenues in fiscal 1996, 1995 and 1994, respectively. In 1996, approximately 9% and 6% of revenues consisted of sales to the Company's two largest customers. In 1995, approximately 7% and 5% of revenues consisted of sales to the Company's two largest customers. In 1994, approximately 14% and 13% of revenues consisted of sales to the Company's two largest customers. Generally, the customers contributing the most to the Company's net revenues vary from year to year.

NOTE 2 -- ACCOUNTS RECEIVABLE

       Accounts receivable are summarized as follows:


                                        June 29, 1996     July 1, 1995
                                        -------------     ------------
Trade receivables                        $12,420,405       $16,285,841

Less allowance for doubtful accounts....  (  259,956)         (207,158)
                                         -----------          --------

Net accounts receivable................. $12,160,449       $16,078,683
                                         ===========       ===========

NOTE 3 -- INVENTORIES

       Inventories are summarized as follows:


                             June 29, 1996     July 1, 1995
                             -------------     ------------
Machines
     New....................   $  1,645,825    $  4,786,811
     Used...................      6,565,417       5,319,489
Parts and supplies..........      3,428,310       3,321,714
                                  ---------    -------------
Total.......................    $11,639,552     $13,428,014
                                ===========     ===========


NOTE 4 -- LEASES

       The Company conducts its operations from leased facilities which include both offices and warehouses. Its primary operating facility is leased from a partnership in which Mr. Robert S. Speizman, the Company's president, has a 50% interest. The lease extends through March 1998. Lease payments to the partnership approximated $323,000, $204,000 and $168,000 in fiscal years 1996, 1995 and 1994, respectively.

       The Company leases furniture and fixtures under noncancelable capital lease agreements which expire at various dates through 1998.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

       Capitalized leases included in property and equipment are summarized as follows:


                                                    June 29, 1996   July 1, 1995
                                                    -------------   ------------
Furniture, fixtures and transportation equipment    $ 105,264      $    145,006

Less accumulated amortization......................   (89,037)         (100,440)
                                                      -------          --------

Net leased property................................ $  16,227      $     44,566
                                                       ======            ======

       As of June 29, 1996, future net minimum lease payments under capital leases and future minimum rental payments required under operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

                                                           Capital    Operating
                                                           Leases      Leases
                                                          --------    ----------
1997 ................................................    $ 12,006      $ 499,894
1998 ................................................       2,181        127,964
1999 ................................................         --          63,158
2000  ...............................................         --          17,139
2001 ................................................         --           4,936
Beyond ..............................................         --          14,809
                                                          --------      --------
     Total minimum lease payments ...................     $ 14,187      $727,900
                                                                        ========

     Less amount representing interest ..............       (1,366)
                                                          --------

     Present value of net minimum lease payments ....       12,821
                                                           ========


       Total rent expense for operating leases approximated $791,400, $515,800 and $311,600 for fiscal years 1996, 1995 and 1994, respectively.

NOTE 5 -- TAXES ON INCOME

       Provisions for federal and state income taxes applicable to continuing operations are made up of the following components:


                                         1996        1995        1994
                                         ----        ----        -----
Current:
    Federal ........................   $   114,000    $   673,000    $ 1,556,000
    Foreign ........................       (85,000)        74,000           --
    State ..........................          --          182,000        204,000
                                       -----------    -----------    -----------
                                            29,000        929,000      1,760,000
                                       -----------    -----------    -----------
Deferred:
    Federal ........................       (58,000)   $   (54,000)   $    71,000
    State ..........................          --          (21,000)        38,000
                                       -----------    -----------    -----------
                                           (58,000)       (75,000)       109,000
                                       -----------    -----------    -----------


Total taxes (benefit) on income....    $   (29,000)    $  854,000    $ 1,869,000
                                       ===========    ===========    ===========

       Deferred tax benefits and liabilities are provided for the temporary differences between the book and tax bases of assets and liabilities. Deferred tax assets (liabilities) are reflected in the consolidated balance sheets as follows:


                                  June 29, 1996     July 1, 1995
                                  -------------     ------------
Net current assets............... $    436,000      $    395,000
Net noncurrent liabilities.......      (22,000)          (39,000)
                                   -----------         ---------

                                  $    414,000      $    356,000
                                       =======         =========

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


       Principal items making up the deferred income tax (assets) liabilities are as follows:


                                                               Year Ended
                                                     ---------------------------

                                                           June 29,      July 1,
                                                              1996         1995
                                                         ---------    ---------
Inventory valuation reserves .........................   $(191,000)   $(225,000)
Depreciation .........................................      78,000       98,000
Deferred charges .....................................     (69,000)     (54,000)
Capitalized leases ...................................      (4,000)      (5,000)
Inventory capitalization .............................    (130,000)     (91,000)
Accounts receivable reserves .........................     (97,000)     (78,000)
Other ................................................      (1,000)      (1,000)
                                                         ---------    ---------
    Net deferred tax asset ...........................   $(414,000)   $(356,000)
                                                         =========    =========

     The Company's effective income tax rates were different than the U.S. Federal statutory tax rate for the following reasons:


                                                         1996   1995     1994
                                                         ----   ----     ----
U.S. Federal statutory tax rate......................... 34.0%   34.0%    34.0%
State income taxes, net of Federal income tax benefit       -     3.5      3.7
Non-deductible expenses.................................(15.8)    1.7      0.7

Foreign tax rates....................................... (14.5)   1.2       -
Net tax effect of prior year adjustments................   7.4    -         -
Other...................................................  (0.3)  (0.6)    (2.2)
                                                         -----  -------  -----
Effective tax rate......................................  10.8%  39.8%    36.2%
                                                          ====   ====     ====

NOTE 6 -- LINE OF CREDIT

     The Company has a credit facility with NationsBank, expiring October 31, 1996. This facility provides $18.0 million including up to a maximum of $2.0 million for direct borrowings, with the balance available for the issuance of documentary letters of credit. Amounts outstanding under the line of credit bear interest at the greater of prime plus 1% or the Federal Funds Effective Rate plus 1.5% for base rate loans and the 30, 60 or 90 day LIBOR rate plus 2.0% for LIBOR loans. In connection with this line of credit, the Company granted a security interest in accounts receivable and inventory, as defined in the loan agreement. (See Note 14)

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     This credit facility contains certain covenants that require, among other things, the Company to maintain levels of current assets to current liabilities, total liabilities to net worth, working capital, tangible net worth of $13,841,000, restrictions on dividends and certain fixed charge coverage. As of June 29, 1996, the Company was in compliance with such covenants.

NOTE 7 -- LONG-TERM DEBT

     Long-term debt consists of:

                                        June 29, 1996           July 1, 1995
                                        -------------           ------------

                                         Total   Current     Total     Current
                                      --------  --------- ---------    --------
Capital lease obligations (Note 4) .. $ 12,821  $  11,051 $   16,037   $  13,190

Other ...............................  135,564       --      130,782        --
                                       -------   ---------   --------   ---------

Total ...............................  148,385  $  11,051    146,819   $  13,190
                                                 =========             =========

Current maturities ..................  (11,051)              (13,190)
                                      ---------             ---------

                                      $ 137,334             $ 133,629
                                       =========            =========

     Annual maturities of long-term debt are 1997, $11,051; 1998, $1,770; 1999, $0; 2000, $0; 2001, $0; thereafter, $135,564.

NOTE 8 -- STOCK OPTIONS

     The Company has reserved 125,000, 250,000 and 145,000 shares of Common Stock under three employee stock plans, adopted in 1981, 1991 and 1995, respectively. As of June 29, 1996, options to purchase 11,522 shares under the 1981 Plan, 192,070 shares under the 1991 Plan, and 130,500 shares under the 1995 Plan were outstanding. Each option granted under the Plans becomes exercisable in cumulative increments of 20%, 50%, 80% and 100% on the first, second, third and fourth anniversaries of the date of grant, respectively, and subject to certain exceptions with regard to termination of employment and the percentage of outstanding shares of Common Stock owned, must be exercised within ten (10) years from the date of the grant. The option price under the 1981 and 1991 Plans, subject to certain exceptions, may not be less than 100% of the fair market value per share of Common Stock on the date of the grant of the option or 110% of such value for persons who control 10% or more of the voting power of the Company's stock on the date of the grant. The option price under the 1995 Plan is not limited and may be less than 100% of the fair market value on the date of the grant. A summary of employee stock option transactions and other information for 1996, 1995 and 1994 follows:

                                                        YEAR ENDED
                                        ----------------------------------------
                                             JUNE 29,   JULY 1,     JULY 2,
                                               1996      1995        1994
                                               ----      ----        ----
SHARES UNDER OPTION, BEGINNING OF YEAR ...    150,429    124,957     255,686
OPTIONS GRANTED ..........................    183,663     29,722        --
OPTIONS EXERCISED ........................       --       (1,250)   (130,729)
OPTIONS EXPIRED ..........................       --       (3,000)       --
                                             --------   --------    --------
SHARES UNDER OPTION, END OF YEAR .........    334,092    150,429     124,957
                                             ========   ========    ========
OPTIONS EXERCISABLE ......................    117,086     78,521      16,464
                                             ========   ========    ========


PRICES OF OPTIONS EXERCISED ..............       --      $.75 TO     $.75 TO
                                                 --     $  1.875    $ 3.1625
PRICES OF OPTIONS OUTSTANDING, END OF YEAR    $.75 TO    $.75 TO     $.75 TO
                                             $   5.50   $   5.50    $   5.50

The Company has reserved 15,000 shares of Common Stock under a non-employee directors stock option plan adopted in 1995. Each option granted under the Plan becomes exercisable in cumulative increments of 50% and 100% on the first and second anniversaries of the date of the grant, respectively, and subject to certain exceptions must be exercised within ten (10) years from the date of the grant. The option price equals the fair market value per share of Common Stock on the date of the grant. Options to purchase 3,000 shares were granted and outstanding at the end of the year at a price of $2.875.

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

     At June 29, 1996, there were 584,932 common shares covered by the above agreement. The face value of life insurance carried by the Company under this agreement amounts to $1,150,000.

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

       Charges to operations applicable to those agreements were approximately $53,885, $43,885 and $72,673 for the fiscal years 1996, 1995 and 1994, respectively.

NOTE 12 -- EMPLOYEES' RETIREMENT PLAN

     The Company adopted a 401(k) retirement plan, effective October 1, 1989, for all qualified employees of the Company to participate in the plan. Employees may contribute a percentage of their pretax eligible compensation to the plan, and the Company matches 25% of each employee's contribution up to 4% of pretax eligible compensation. The Company's matching contributions totaled approximately $21,000, $17,000 and $13,000 in fiscal years 1996, 1995 and 1994, respectively.

NOTE 13 --DISCONTINUED OPERATION

    During fiscal 1996, management decided to discontinue the operations of the Company's CopyGuard Division, which was in the development stage. CopyGuard was developing a computer-generated matrix to invisibly mark garments to prevent counterfeiting. However, its continuing cash funding requirements were diverting funds from the Company's core business while prospects of bringing the system to market, successfully, were diminishing. Although the system developed by CopyGuard functioned successfully from a technical point of view, the system had not proven to be commercially feasible for the prospective users. Consequently, in the third fiscal quarter of fiscal 1996, management elected to cease all CopyGuard operations, write off all assets of the CopyGuard Division and provide for any remaining expenses. The loss on disposal of CopyGuard was $333,000, after income tax benefits, or approximately $0.10 per share of outstanding common stock. Costs incurred during fiscal year ended 1995 related to software development and were deferred.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 14 -- COMMITMENTS AND CONTINGENCIES

     The Company had outstanding commitments backed by letters of credit of approximately $13,244,000 and $8,916,000 at June 29, 1996 and July 1, 1995,
respectively, relating to the purchase of machine inventory for delivery to customers.

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

NOTE 15 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                               Year Ended
                               -------------------------------------------------
                                   June 29,     July 1,        July 2,
                                    1996         1995            1994
                                -----------    ---------     ----------
Cash paid during year for:
  Interest.................... $      81,578    $  86,704    $  135,068
  Income taxes................       120,086      524,464     2,079,097

                 (BDO Seidman LLP letterhead appears here)


            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

SPEIZMAN INDUSTRIES, INC.

The audits referred to in our report dated September 10, 1996, relating to the consolidated financial statements of Speizman Industries, Inc. and subsidiaries which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein.

                                                 /s/ BDO Seidman, LLP
                                                 BDO Seidman, LLP

Charlotte, North Carolina
September 10, 1996

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS



COLUMN A                                       COLUMN B       COLUMN C       COLUMN D        COLUMN E       COLUMN F
- --------                                       --------       --------       --------        --------       --------
                                              BALANCE AT     CHARGED TO     CHARGED TO      DEDUCTIONS       BALANCE
                                              BEGINNING       COSTS AND        OTHER           FROM          AT END
DESCRIPTION                                   OF PERIOD       EXPENSES       ACCOUNTS        RESERVES       OF PERIOD
- -----------                                   ---------       --------       --------        --------       ---------

Fiscal year ended July 2, 1994:
    Reserve for doubtful accounts.........      $127,561       $  17,580     $       -        $  75,440       $  69,701
                                              ----------      ----------     ----------       ---------         -------
    Reserve for inventory obsolescence....      $623,145        $200,000     $       -         $212,114        $611,031
                                              ----------      ----------     ----------       ---------       ---------
Fiscal year ended July 1, 1995:
    Reserve for doubtful accounts.........     $  69,701        $171,477     $       -        $  34,020        $207,158
                                              ----------      ----------     ----------       ---------       ---------
    Reserve for inventory obsolescence....      $611,031        $200,000     $       -         $215,041        $595,990
                                              ----------      ----------     ----------       ---------       ---------
Fiscal year ended June 29, 1996:
    Reserve for doubtful accounts.........      $207,158        $113,500     $       -        $ 60,702        $259,956
                                            ------------    ------------     ----------   ------------    ------------
    Reserve for inventory obsolescence....      $595,990        $139,436     $       -        $226,456         $508,970
                                            ------------    ------------     ----------   ------------    -------------


                            SPEIZMAN INDUSTRIES, INC.
                                INDEX TO EXHIBITS




   EXHIBIT                                                                                                          SEQUENTIAL
   NUMBER                            DESCRIPTION OF EXHIBIT                                                          PAGE NO.

  3.1          Certificate of  Incorporation of Speizman  Industries,  Inc. (the
               "Company").  (Incorporated  by reference to Exhibit 3.1 contained in the  Company's  Registration  Statement on Form S-1 (the "1993
               Form  S-1"),   registration  number  33-69748,   filed  with  the
               Securities  and Exchange  Commission on September  30, 1993,  and
               amendments thereto.)
  3.2          Certificate of Amendment to Certificate of Incorporation of the
               Company, dated December 4, 1978. (Incorporated by reference to
               Exhibit 3.2 contained in the 1993 Form S-1.)
  3.3          Certificate of Amendment to Certificate of  Incorporation  of the
               Company,  dated February 8, 1993.  (Incorporated  by reference to
               Exhibit 3.3 contained in the 1993 Form S-1.)
  3.4          Certificate of Stock  Designation  of the Company,  dated October
               23, 1973.  (Incorporated by reference to Exhibit 3.4 contained in the 1993 Form S-1.)
  3.5          Certificate of Stock  Designation of the Company,  dated June 27,
               1978, as modified by Certificate of Increasing Stock  Designated, dated January 11, 1979. (Incorporated by reference to Exhibit
               3.5 contained in the 1993 Form S-1.)
  3.6          Bylaws of the Company, as amended November 7, 1978. (Incorporated by reference to Exhibit 3.6 contained in the 1993 Form S-1.)
  4.1          Certificate  of  Incorporation  of the  Company as  currently  in effect  (included as Exhibits 3.1 through 3.5).  (Incorporated by reference to Exhibit 4.1 contained in the 1993 Form S-1.)
  4.2          Bylaws of the Company, as amended November 7, 1978. (Incorporated by reference to Exhibit 4.2 contained in the 1993 Form S-1.)
  4.3          Specimen Common Stock Certificate.  (Incorporated by reference to
               Exhibit 4.3 contained in the
               1993 Form S-1.)
  10.1         Agency Agreement between the Company and Lonati, S.r.l., Brescia,
               Italy ("Lonati"), dated January 2, 1992, relating to the
               Company's distribution of machines in the United States.
               (Incorporated by reference to Exhibit 10.1 contained in the 1993
               Form S-1.)
  10.2         Agency Agreement between the Company and Lonati, dated January 2,
               1992, relating to the Company's distribution of machines in
               Canada. (Incorporated by reference to Exhibit 10.2 contained in the 1993 Form S-1.)
  10.3         Agency Agreement between the Company and Santoni, S.r.l.,
               Brescia, Italy ("Santoni"), dated January 2, 1992 ("Santoni
               Agreement"). (Incorporated by reference to Exhibit 10.3 contained in the 1993 Form S-1.)
  10.4         Letter from Santoni relating to the Santoni Agreement, dated June
               8, 1992. (Incorporated by reference to Exhibit 10.4 contained in the 1993 Form S-1.)
  10.5         Letter Agreement between the Company and Santoni relating to the
               Santoni Agreement, dated July 21, 1993. (Incorporated by
               reference to Exhibit 10.5 contained in the 1993 Form S-1.)
  10.6         Agreement between the Company and Jumberca, S.A. Badalona, Spain
               ("Jumberca") dated October 20, 1992, in original Spanish and an uncertified English translation. (Incorporated by reference to
               Exhibit 10.6 contained in the 1993 Form S-1.)
  10.7         Agreement between the Company and Jumberca, dated July 13, 1993.
               (Incorporated by reference to Exhibit 10.6.1 contained in the
               Company's Annual Report on Form 10-K (the "1994 Form 10-K") for
               the fiscal year ended July 2, 1994, File No. 0-8544, filed on
               September 30, 1994.)
  10.8         Agreement between the Company and Jumberca dated February 1,
               1994, in original Spanish and an uncertified English translation.
               (Portions of Exhibit 10.8) were omitted pursuant to a request for confidential treatment filed with the Securities and Exchange
               Commission ("Commission"). The omitted portions were filed separately with the Commission.) (Incorporated by reference to
               Exhibit 10.6.2 contained in the Company's Annual Report on Form
               10-K/A Amendment No. 1 for the fiscal year ended July 2, 1994,
               File No. 0-8544, filed on December 12, 1994.)
  10.9         Collaboration Agreement between the Company and Jumberca dated
               May 10, 1994. (Incorporated by reference to Exhibit 10.6.3 contained in the Company's 1994 Form 10-K).
  10.10        Agreement between the Company and Jumberca, dated March 16, 1995.
               (Incorporated by reference to Exhibit 10.10 contained in the
               Company's Annual Report on Form 10-K (the "1995 Form 10-K") for
               the fiscal year ended July 1, 1995, File No. 0-8544, filed on
               September 29, 1995.)



  10.11        Fax to Jumberca dated July 28, 1995, canceling fabric portion of agreement effective July 31, 1995. (Incorporated by reference to
               Exhibit 10.11 contained in the Company's 1995 Form 10-K).
  10.12        Fax to Jumberca dated August 22, 1995, canceling sweater portion of agreement effective December 31, 1995. (Incorporated by reference to Exhibit 10.12 contained in the Company's 1995 Form
               10-K).
  10.13        Agency Agreement between the Company and Zamark, S.p.A., Somma
               Lombardo, Italy, dated August 3, 1992. (Incorporated by reference to Exhibit 10.7 contained in the Company's 1994 Form 10-K.)
  10.13.1      Fax to Zamark  dated  August 8,  1996,  canceling  the  agreement
               effective December 31, 1996.                                                                         24
  10.14        Distributorship Agreement between the Company and Conti Complett,
               S.p.A.,  Milan,  Italy,  dated October 2, 1989.  (Incorporated by reference to Exhibit 10.8  contained in the  Company's  1994 Form
               10-K.)
  10.15        Letter from Orizio Paolo, S.p.A., Brescia, Italy, dated July 18,
               1995, appointing Company as its exclusive distributor.
               (Incorporated by reference to Exhibit 10.15 contained in the
               Company's 1995 Form 10-K).
  10.15.1      Independent Distributor Agreement between the Company and Orizio
               Paolo, S.p.A., dated August 1, 1995.                                                                 25
  10.16        Split Dollar Insurance Agreement, dated January 15, 1992, between the Company and Richard A. Bigger,  Jr., Successor Trustee of the
               Robert S. Speizman Irrevocable Insurance Trust.  (Incorporated by
               reference to Exhibit 10.13 contained in the 1993 Form S-1.)
  10.16.1      First  Amendment  to  Split  Dollar  Insurance  Agreement,  dated
               September  4, 1996,  between the  Company and Richard A.  Bigger,
               Jr.,  Successor  Trustee  of the Robert S.  Speizman  Irrevocable
               Insurance Trust.                                                                                     31
  10.17        Lease Agreement between the Company and Speizman Brothers
               Partnership, dated as of December 12, 1990. (Incorporated by reference to Exhibit 10.14 contained in the 1993 Form S-1.)
  10.18        Lease Amendment and Extension Agreement between the Company and
               Speizman Brothers Partnership dated April 1, 1995. (Incorporated by reference to Exhibit 10.18 contained in the Company's 1995
               Form 10-K).
  10.18.1      Second Lease Amendment and Extension Agreement between the
               Company and Speizman Brothers Fifth Street Partnership (formerly
               Speizman Brothers Partnership), dated April 1, 1996.                                                 33
  10.19        Deed of Lease between Speizman Canada, Inc., and Metro II & III, undated, as renewed by letter agreement, dated February 17, 1992.
               (Incorporated by reference to Exhibit 10.19 contained in the 1993
               Form S-1.)
  10.20        Letter Agreement extending lease between Speizman Canada, Inc., and Metro II & III, dated October 21, 1994. (Incorporated by reference to Exhibit 10.20 contained in the Company's 1995 Form
               10-K).
  10.20.1      Memorandum of Agreement of Extension of Lease between Speizman
               Canada, Inc., and Metro II & III, dated November 21, 1995.                                           35
  10.21        Agreement of Lease between the Company and LBA Properties, Inc., dated June 2, 1994. (Incorporated by reference to Exhibit 10.17.1 contained in the Company's 1994 Form 10-K.)
  10.22        Lease Agreement between the Company and B.F. Knott, dated May 12,
               1993.  (Incorporated  by reference to Exhibit 10.18  contained in the Company's 1994 Form 10-K.)
  10.23        Modification and Extension of Lease between the Company and B.F.
               Knott, dated March 29, 1994. (Incorporated by reference to
               Exhibit 10.18.1 contained in the Company's 1994 Form 10-K.)
  10.24        Modification and Extension of Lease between the Company and B.F.
               Knott, dated October 17, 1994. (Incorporated by reference to
               Exhibit 10.24 contained in the Company's 1995 Form 10-K).
  10.25        Modification and Extension of Lease between the Company and B.F.
               Knott, dated February 13, 1995. (Incorporated by reference to
               Exhibit 10.25 contained in the Company's 1995 Form 10-K).
  10.25.1      Modification and Extension of Lease between the Company and
               Berryhill Investment Company, LLC, dated September 27, 1995.                                         36
  10.26        Lease Agreement  between the Company and Daniel H. Porter,  dated
               August 17, 1995.  (Incorporated  by  reference  to Exhibit  10.26 contained in the Company's 1995 Form 10-K).
  10.27        Lease Agreement between the Company and Kathryn B. Godley,  dated
               March 5, 1996.                                                                                       37
  10.28        Lease  Agreement  between the Company and Hans L.  Lengers,  LLC,
               dated February 15, 1996.                                                                             45
  10.29*       1981 Incentive Stock Option Plan of the Company. (Incorporated by
               reference to Exhibit 10.19 contained in the 1993 Form S-1.)


   10.30*      1991 Incentive  Stock Option Plan and Amendment to 1981 Incentive
               Stock Option Plan of the Company.  (Incorporated  by reference to
               Exhibit 10.20 contained in the 1993 Form S-1.)
   10.31*      1991  Incentive  Stock  Option  Plan,  as  Amended  and  Restated
               Effective  September 20, 1993, of the Company.  (Incorporated  by
               reference to Exhibit 10.21 contained in the 1993 Form S-1.)
   10.32*      1995 Nonqualified Stock Option Plan of the Company. (Incorporated
               by  reference  to  the  Company's   Form  S-8  for  the  Speizman
               Industries, Inc. Nonqualified Stock Option Plan,
               File No.  0-8544, filed on June 19, 1996).
   10.33*      1995 Stock Option Plan for Non-Employee Directors of the Company.
               (Incorporated  by  reference  to the  Company's  Form S-8 for the
               Speizman  Industries,  Inc.  Stock  Option Plan for  Non-Employee
               Directors, File No. 08-544, filed on June 19, 1996).
  10.34*       Restated Deferred Compensation Agreement, dated May 22, 1989, between the Company and Josef Sklut, as amended by Amendment to
               Deferred Compensation Agreement, dated December 30, 1992 (the
               "Deferred Compensation Agreement"). (Incorporated by reference to
               Exhibit 10.27 contained in the 1993 Form S-1.)
  10.35*       Restated Trust Agreement, dated May 22, 1989, between the Company and First Citizens Bank and Trust Company, as amended by First
               Amendment to Trust Agreement dated December 30, 1992, relating to the Deferred Compensation Agreement. (Incorporated by reference to Exhibit 10.28 contained in the 1993 Form S-1.)
  10.36*       Executive Bonus Plan of the Company, adopted February 2, 1990, as amended March 5, 1990. (Incorporated by reference to Exhibit
               10.29 contained in the 1993 Form S-1.)
  10.37*       Executive Bonus Plan of the Company, adopted July 20, 1993.
               (Incorporated by reference to Exhibit 10.30 contained in the 1993
               Form S-1.)
  10.38*       Resolutions of the Company's Board of Directors dated November
               15, 1995, extending Executive Bonus Plan adopted July 20, 1993.
               (Incorporated by reference to Exhibit 10.34 contained in the
               Company's 1995 Form 10-K).
  10.39        Redemption Agreement between the Company and Robert S. Speizman, dated May 31, 1974, as amended by Modified Redemption Agreement, dated April 14, 1987, Second Modified Redemption Agreement, dated
               September 30, 1991, and Third Modified Redemption Agreement,
               dated as of July 14, 1993. (Incorporated by reference to Exhibit
               10.34 contained in the 1993 Form S-1.)
   10.40       Fourth  Modified  Redemption  Agreement  between  the Company and
               Robert S. Speizman,  dated September 14, 1994.  (Incorporated  by reference to Exhibit 10.36  contained in the Company's  1995 Form
               10-K).
  10.41        NationsBank of North Carolina, National Association $12,000,000
               Credit Facility for Speizman Industries, Inc., dated April 19,
               1994. (Incorporated by reference to Exhibit 10.45 contained in the 1994 Form 10-K.)
   10.42       1995  Consolidated  Amendment  Agreement  to Loan  Agreement  and
               Related Documents dated May, 1995.  (Incorporated by reference to
               Exhibit 10.38 contained in the Company's 1995 Form 10-K).
   10.43       1995 Second  Consolidated  Amendment  Agreement to Loan Agreement
               and Related Documents, dated September 1, 1995.                                                      52
   10.44       1995 Third Consolidated Amendment Agreement to Loan Agreement and
               Related Documents, dated October 31, 1995.                                                           56
   10.45       1996 First Consolidated Amendment Agreement to Loan Agreement and
               Related Documents, dated May 15, 1996.                                                               59
   10.46       1996 Second  Consolidated  Amendment  Agreement to Loan Agreement
               and Related Documents, dated June 26, 1996.                                                          63
   10.47       1996 Third Consolidated Amendment Agreement to Loan Agreement and
               Related Documents, dated August 26, 1996.                                                            65
  11           Statement re:  Computation of Net Income per Share                                                   68
  23           Consent of BDO Seidman                                                                               69


* Represents a management contract or compensatory plan or arrangement of the Registrant.