Form 10-Q
period 1996-09-28
SPEIZMAN INDUSTRIES INC
filed 1996-11-12
CIK 92827

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 28, 1996

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

           YES X                             NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                            Outstanding at
Class of Common Stock                                      November 8, 1996
---------------------                                      ----------------

Par value $.10 per share                                       3,235,266

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                      INDEX



                                                                    Page No.

PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements:

           Consolidated Condensed Balance Sheets...................  3 - 4

           Consolidated Condensed Statements of Operations.........      5

           Consolidated Condensed Statements of Cash Flows.........      6

           Notes to Consolidated Condensed Financial Statements....      7

           Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations............ 8 - 10


PART II. OTHER INFORMATION:

         Item 6.  Exhibits and reports on Form 8-K

          (a)  Reports on Form 8-K......................................  11

          (b)  Exhibit 11.  Computation of Net Income (Loss) per Share..  12

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                          September 28,                  June 29,
                                                                               1996                       1996
                                                                       ------------------             ------------
                                                                           (Unaudited)

                ASSETS
CURRENT:
   Cash and cash equivalents                                               $5,216,007                 $ 7,981,723
   Accounts receivable, less allowances of
       $338,234 and $259,956                                               14,358,695                  12,160,449
   Inventories                                                             12,097,205                  11,639,552
   Prepaid expenses and other current assets                                2,786,337                   2,340,111
                                                                          -----------                 -----------
        TOTAL CURRENT ASSETS                                               34,458,244                  34,121,835
                                                                           ----------                  ----------
PROPERTY AND EQUIPMENT:
   Leasehold improvements                                                     553,036                     550,684
   Machinery and equipment                                                  1,264,004                   1,208,508
   Furniture, fixtures and transportation equipment                         1,136,417                   1,218,570
                                                                          -----------                 -----------
        Total                                                               2,953,457                   2,977,762
   Less accumulated depreciation and amortization                          (1,525,377)                 (1,525,058)
                                                                          -----------                  ----------

        NET PROPERTY AND EQUIPMENT                                          1,428,080                   1,452,704
                                                                          -----------                  ----------

OTHER                                                                         585,620                     574,685
                                                                         ------------                 -----------

                                                                          $36,471,944                 $36,149,224
                                                                           ==========                  ==========

                 See  accompanying  notes  to  consolidated  condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS




                                                                         September 28,                  June 29,
                                                                             1996                         1996
                                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                       $15,800,331                 $14,864,567
   Customers' deposits                                                      1,271,282                   2,723,466
   Accrued expenses                                                           497,198                     209,881
   Current maturities of long-term debt                                         1,181                      11,051
                                                                          -----------                  ----------

      TOTAL CURRENT LIABILITIES                                            17,569,992                  17,808,965

LONG-TERM DEBT                                                                129,557                     137,334
                                                                           ----------                  ----------
      TOTAL LIABILITIES                                                    17,699,549                  17,946,299
                                                                           ----------                  ----------


STOCKHOLDERS' EQUITY:
   Common stock - par value $.10; authorized  6,000,000
      shares; issued 3,262,866 and 3,236,199 shares                           326,287                     323,620
   Additional paid-in capital                                              12,512,299                  12,459,965
   Retained earnings                                                        6,032,589                   5,524,360
   Foreign currency translation adjustment                                      1,017                      (5,223)
                                                                           ----------                  ----------
        Total                                                              18,872,192                  18,302,722
   Treasury stock, at cost, 27,600 common shares                              (99,797)                    (99,797)
                                                                           ----------                  ----------
      TOTAL STOCKHOLDERS' EQUITY                                           18,772,395                  18,202,925
                                                                           ----------                  ----------

                                                                          $36,471,944                 $36,149,224
                                                                           ==========                  ==========


     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                                          (Unaudited)
                                                                                   For the Three Months Ended
                                                                   -----------------------------------------------------------
                                                                           September 28, 1996           September 30, 1995
                                                                               (13 Weeks)                   (13 Weeks)
                                                                         -------------------------     ------------------

REVENUES                                                                      $16,966,745                  $  8,338,850
                                                                               ----------                  ------------

COSTS AND EXPENSES:
     Cost of sales                                                             14,107,777                     7,595,671
     Selling expenses                                                           1,363,618                       922,263
     General and administrative expenses                                          680,875                       369,762
                                                                               ----------                  ------------

        Total costs and expenses                                               16,152,270                     8,887,696
                                                                               ----------                  ------------

                                                                                  814,475                      (548,846)
NET INTEREST EXPENSE (INCOME)                                                     (46,754)                       18,192
                                                                               ----------                  ------------
     Income (loss) before taxes on income                                         861,229                      (567,038)

TAXES (BENEFIT) ON INCOME                                                         353,000                      (188,000)
                                                                              -----------                  ------------

NET INCOME (LOSS)                                                             $   508,229                   $  (379,038)
                                                                              =+=========                  ============

NET INCOME (LOSS) PER SHARE                                                        $ 0.15                        $(0.12)
                                                                                   ======                        ======

Weighted average number of common and
     equivalent shares                                                          3,305,761                     3,258,860
                                                                                =========                     =========



     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                               (Unaudited)
                                                                                         For the Three Months Ended
                                                                                        9-28-96             9-30-95
                                                                                      (13 Weeks)           (13 Weeks)
                                                                                  ------------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                             $      508,229          $  (379,038)
Adjustments to reconcile net income (loss) to cash used
    by operating activities:
      Depreciation and amortization                                                       87,877               38,982
      Provision for inventory obsolescence                                                50,000               50,000
      Foreign currency translation adjustment                                              6,240               (2,116)
      (Increase) decrease in:
        Accounts receivable                                                           (2,198,246)           5,809,361
        Inventories                                                                     (507,653)             109,037
        Prepaid expenses and other current assets                                       (446,226)             295,226
        Other assets                                                                     (10,935)            (212,300)
      Increase (decrease) in:
        Accounts payable                                                                 935,764           (8,546,170)
        Customers' deposits                                                           (1,452,184)            (173,496)
        Accrued expenses                                                                 287,317             (350,329)
                                                                                ----------------       --------------
    Net cash used in operating activities                                             (2,739,817)          (3,360,843)
                                                                                ----------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures - other equipment                                               (22,604)             (20,239)
    Capital expenditures - equipment leased to customers                                 (51,786)                   -
    Disposition of property and equipment                                                 11,137                2,000
                                                                                ----------------       --------------
      Net cash used in investing activities                                              (63,253)             (18,239)
                                                                                ----------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from note payable - bank                                                      -            1,350,000
    Principal payments on long-term debt                                                 (17,647)                (476)
    Issuance of common stock for stock options                                            55,001                    -
                                                                                ----------------       --------------
    Net cash provided by financing activities                                             37,354            1,349,524
                                                                                ----------------       --------------

NET DECREASE IN CASH                                                                  (2,765,716)          (2,029,558)
CASH AND CASH EQUIVALENTS at beginning of period                                       7,981,723            2,436,859
                                                                                ----------------       --------------
CASH AND CASH EQUIVALENTS at end of period                                        $    5,216,007          $   407,301
                                                                                ================       ==============

Supplemental Disclosures:
    Cash paid during period for:
      Interest                                                                    $        5,857          $    44,957
      Income taxes                                                                         1,102              104,026



     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1.   Management Statement re Adjustments

           In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present the Registrant's financial position, the results of operations and changes in cash flow for the periods indicated.

           The accounting policies followed by the Registrant are set forth on page F-6 of the Registrant's Form 10-K for the fiscal year ended June 29, 1996, which is incorporated by reference.

Note 2.   Inventories

           Inventories consisted of the following:

                                           September 28,              June 29,
                                               1996                     1996
                                            (unaudited)
                                          ---------------          ------------
           Machines                        $  8,887,299            $  8,211,242
           Parts and supplies                 3,209,906               3,428,310
                                            -----------             -----------
                     Total                 $ 12,097,205            $ 11,639,552
                                            ===========             ============

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

RESULTS OF OPERATIONS

Revenues increased by about $8.6 million in the first quarter of the current fiscal year to total $17.0 million. This compares to the first quarter of last year when revenues totaled $8.3 million. This improvement in revenues resulted from an $8.3 million increase in sales of hosiery manufacturing equipment, an $0.8 million increase in sales of knitted fabric manufacturing equipment and an increase of $0.3 million in sales of dyeing and finishing equipment. These increases were partially offset by $0.8 million in declines in sales of sweater manufacturing machines and miscellaneous other activities.

Cost of sales as a percentage of net revenues was 83.1% as compared to 91.1% in the first quarter of the prior fiscal year. This favorable movement reflects an improved sales environment, with better margins, as well as a changing product mix. In addition, service expenses, which are a part of cost of sales, remained relatively constant at about $0.5 million between the comparable periods. The stability of service expenses between the comparable periods accounted for about
2.9 percentage points of the improved cost of sales percentage.

Selling expenses in the first quarter of fiscal 1997 were $1,364,000 or about 8.0% of revenues. This compares to $922,000 or 11.1% of revenues in the same quarter of last year. Substantial increases in sales salaries, sales commissions and in letter of credit expenses, reflecting the increased sales activity, accounted for most of the increase.

General and administrative expenses in the first quarter of fiscal 1997 were $681,000 or 4.0% of revenues as compared to $370,000 or 4.4% of revenues in the first quarter of fiscal 1996. Major increases occurred in salaries and bonuses and in bad debt provisions.

Interest expense is shown net of interest income. In the first quarter of fiscal 1997, interest income exceeded expense by about $47,000. In the same quarter of fiscal 1996, interest expense exceeded interest income by $18,000.

In the first quarter of fiscal 1997, the income tax provision represents 41.0% of pre-tax income. In the same quarter of last year, the tax benefit represented 35.8% of the pre-tax loss. The upward shift in the current quarter reflects a loss in the English subsidiary's operations for which a tax loss carryback is not recognized.

Net income for the current first quarter totaled $508,000 as compared to a loss of $379,000 in the same quarter of last year. Earnings per share were $0.15 as compared to a loss per share of $0.12 in the same quarter of last year.

OUTLOOK

During the Company's current first quarter, the sock industries served by the Company continued to show improvements. Demand for single cylinder athletic sock machines with patterning capabilities continued to show moderate demand. Demand for rib socks made on double cylinder and dial rib machines has remained somewhat sluggish. At the same time, the sweater manufacturing industry in the United States and in the United Kingdom continues to display substantial weakness.

In September 1996, the Company was appointed the exclusive distributor in Mexico for all machines manufactured by the Lonati and Santoni companies, effective January 2, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At September 28, 1996, the Company's working capital totaled $16.9 million. This figure represents an increase of $575,000 from the Company's working capital position at the end of the prior fiscal year, June 29, 1996. The Company's current ratio at September 28 was 1.96 to 1.00. At June 29, 1996, it was 1.92 to 1.00.

Operating activities used $2.7 million in cash in the quarter ended September 28, 1996, as compared to $3.4 million used by operating activities in the first quarter of last year. In the current quarter, this requirement was generated essentially by increases in accounts receivable, inventories and other current assets, and a decrease in customer deposits, partially offset by an increase in accounts payable. In the first quarter of last year, this requirement was generated by substantial reductions in accounts payable, partially offset by a reduction in accounts receivable.

Financing activities provided $37,000 in the current first quarter. This compares with $1,350,000 provided by a bank loan in the prior year.

Overall, net cash decreased by $2.8 million in the first quarter of fiscal 1997 as compared with a net cash decrease of $2.0 million in the same quarter of last year.

The Company presently has no material commitments for capital expenditures and does not anticipate incurring such commitments in the balance of fiscal 1997.

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


                                            SPEIZMAN INDUSTRIES, INC.
                                                  (Registrant)




Date:      November 12, 1996                /s/ Robert S. Speizman
       ------------------------------       ----------------------
                                            Robert S. Speizman
                                            President


Date:     November 12, 1996                 /s/ Josef Sklut
      -------------------------------      ------------------------
                                            Josef Sklut
                                            Vice President-Finance
                                            (Chief Financial Officer)