Form 10-Q
period 1996-12-28
SPEIZMAN INDUSTRIES INC
filed 1997-02-11
CIK 92827

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 28, 1996

                                                 OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to  _____

                           Commission File No. 0-8544

                            SPEIZMAN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                      Delaware                             56-0901212
           (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)
                     508 West Fifth St.                       28202
                    -------------------                  ---------------
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

                                                         Outstanding at
   Class of Common Stock                                 February 5, 1997
   ---------------------                                ----------------

   Par value $.10 per share                                  3,235,266

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                      INDEX



                                                                     Page No.
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements:

     Consolidated Condensed Balance Sheets........................   3 - 4

     Consolidated Condensed Statements of Operations..............       5

     Consolidated Condensed Statements of Cash Flows..............       6

     Notes to Consolidated Condensed Financial Statements.........       7

   Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations.................   8 - 10


PART II. OTHER INFORMATION:

   Item 6.  Exhibits and reports on Form 8-K

    (a)  Reports on Form 8-K..........................................    11

    (b)  Exhibit 11.  Computation of Net Income (Loss) per Share......    12

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                           December 28,                June 29,
                                                                              1996                       1996
                                                                           (Unaudited)
ASSETS
CURRENT:
    Cash and cash equivalents                                       $             611,252       $         7,981,723
    Accounts receivable, less allowances of
      $382,771 and $259,956                                                    15,936,268                12,160,449
    Inventories                                                                12,764,925                11,639,552
    Prepaid expenses and other current assets                                   3,371,005                 2,340,111
                                                                           --------------            --------------
       TOTAL CURRENT ASSETS                                                    32,683,450                34,121,835
                                                                            -------------             -------------

PROPERTY AND EQUIPMENT:
    Leasehold improvements                                                        747,690                   550,684
    Machinery and equipment                                                     1,574,606                 1,208,508
    Furniture, fixtures and transportation equipment                            1,125,971                 1,218,570
                                                                           --------------            --------------
       Total                                                                    3,448,267                 2,977,762
    Less accumulated depreciation and amortization                             (1,606,289)               (1,525,058)
                                                                           --------------            --------------

       NET PROPERTY AND EQUIPMENT                                               1,841,978                 1,452,704
                                                                           --------------            --------------

OTHER                                                                             359,792                   574,685
                                                                          ---------------            --------------

                                                                    $          34,885,220       $        36,149,224
                                                                             ============              ============


     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                             December 28,              June 29,
                                                                                1996                     1996
                                                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Note payable-bank                                                  $             500,000     $               --
    Accounts payable                                                              13,680,313             14,864,567
    Customers' deposits                                                            1,044,353              2,723,466
    Accrued expenses                                                                 454,880                209,881
    Current maturities of long-term debt                                               2,105                 11,051
                                                                           -----------------       ----------------

       TOTAL CURRENT LIABILITIES                                                  15,681,651             17,808,965

LONG-TERM DEBT                                                                       122,105                137,334
                                                                             ---------------         --------------
       TOTAL LIABILITIES                                                          15,803,756             17,946,299
                                                                               -------------           ------------


STOCKHOLDERS' EQUITY:
    Common  stock  -  par  value  $.10;  authorized  20,000,000  shares,  issued
       3,262,866; and authorized 6,000,000,
       issued 3,236,199 shares                                                       326,287                323,620
    Additional paid-in capital                                                    12,512,299             12,459,965
    Retained earnings                                                              6,353,729              5,524,360
    Foreign currency translation adjustment                                          (11,054)                (5,223)
                                                                             ---------------      -----------------
       Total                                                                      19,181,261             18,302,722
    Treasury stock, at cost, 27,600 common shares                                    (99,797)               (99,797)
                                                                             ---------------        ---------------
       TOTAL STOCKHOLDERS' EQUITY                                                 19,081,464             18,202,925
                                                                                ------------            -----------

                                                                       $          34,885,220     $       36,149,224
                                                                                ============           ============




     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                         (Unaudited)                               (Unaudited)
                                                 For the Three Months Ended                  For the Six Months Ended
                                                12-28-96             12-30-95             12-28-96             12-30-95
                                               (13 Weeks)           (13 Weeks)           (26 Weeks)           (26 Weeks)
                                               ----------           ----------           ----------           ----------

REVENUES                                  $      16,464,552     $       9,123,704    $      33,431,297    $      17,462,554
                                           ----------------          ------------           ----------          -----------

COSTS AND EXPENSES:
    Cost of sales                                13,795,624             8,267,912           27,903,401           15,863,583
    Selling expenses                              1,418,921             1,015,167            2,782,539            1,937,430
    General and administrative
      expenses                                      742,496               384,940            1,423,371              754,702
                                             --------------         -------------         ------------        -------------
    Total costs and expenses                     15,957,041             9,668,019           32,109,311           18,555,715
                                               ------------          ------------          -----------          -----------
                                                    507,511              (544,315)           1,321,986           (1,093,161)
NET INTEREST INCOME                                  (7,629)              (21,208)             (54,383)              (3,016)
                                            ---------------         -------------        -------------       --------------

INCOME (LOSS) BEFORE
    TAXES ON INCOME                                 515,140              (523,107)           1,376,369           (1,090,145)

TAXES (BENEFIT)
    ON INCOME                                       194,000              (165,000)             547,000             (353,000)
                                               ------------          ------------         ------------         ------------

NET INCOME (LOSS)                         $         321,140     $        (358,107)   $         829,369    $        (737,145)
                                               ============          ============         ============         ============

NET INCOME (LOSS) PER
    SHARE                                           $  0.10             $   (0.11)            $   0.25            $   (0.23)
                                                     ======              ========              =======             ========

Weighted average number of
    common and equivalent shares                  3,359,341             3,244,835            3,338,888            3,277,935




     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                                          (Unaudited)
                                                                                     For the Six Months Ended
                                                                                    12-28-96            12-30-95
                                                                                  (26 Weeks)           (26 Weeks)
                                                                              -------------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                         $          829,369     $       (737,145)
Adjustments to reconcile net income (loss) to cash used
    by operating activities:
      Depreciation and amortization                                                      181,767               84,894
      Provision for inventory obsolescence                                               100,000              100,000
      Foreign currency translation adjustment                                             (5,831)              (4,592)
      (Increase) decrease in:
        Accounts receivable                                                           (3,775,819)           5,949,247
        Inventories                                                                   (1,225,373)           2,784,409
        Prepaid expenses and other current assets                                     (1,030,894)             215,405
        Other assets                                                                     214,893             (137,885)
      Increase (decrease) in:
        Accounts payable                                                              (1,184,254)          (8,067,911)
        Customers' deposits                                                           (1,679,113)             254,615
        Accrued expenses                                                                 244,999             (611,819)
                                                                                   -------------        -------------
    Net cash used in operating activities                                             (7,330,256)            (170,782)
                                                                                  --------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures - other equipment                                              (222,044)             (31,821)
    Capital expenditures - equipment leased to customers                                (360,634)            (434,630)
    Disposition of property and equipment                                                 11,637                5,883
                                                                                   -------------       --------------
      Net cash used in investing activities                                             (571,041)            (460,568)
                                                                                    ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from note payable - bank                                                500,000                   --
    Principal payments on long-term debt                                                 (24,175)              (1,302)
    Issuance of common stock for stock options                                            55,001                   --
                                                                                    ------------     ------------------
      Net cash provided by (used in) financing activities                                530,826               (1,302)
                                                                                     -----------       --------------

NET DECREASE IN CASH                                                                  (7,370,471)            (632,652)
CASH AT BEGINNING OF PERIOD                                                            7,981,723            2,436,859
                                                                                     -----------          -----------
CASH AT END OF PERIOD                                                         $          611,252     $      1,804,207
                                                                                    ============          ===========

Supplemental Disclosures:
    Cash paid during period for:
      Interest                                                                $           41,224     $         64,046
      Income taxes                                                                       643,865              106,929



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

Note 2.   Inventories

           Inventories consisted of the following:

                                               December 28,         June 29,
                                                    1996              1996
                                                (unaudited)
           Machines                            $  8,884,397       $  8,211,242
           Parts and supplies                     3,880,528          3,428,310
                                                -----------        -----------
                     Total                      $12,764,925        $11,639,552
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

RESULTS OF OPERATIONS

Revenues increased by about $7.3 million to $16.4 million in the Company's current quarter ended December 28, 1996. That compares to revenues of $9.1 million in the same quarter of last year. The improved revenues resulted from a $6.8 million increase in sales of hosiery manufacturing equipment, a $0.5 million increase in sales of dyeing and finishing equipment, and a $0.4 million increase in parts sales and other revenues. These increases were partially offset by a decline of $0.4 million in sales of sweater manufacturing equipment.

In the current six months ended 12/28/96, revenues increased by $15.9 million to $33.4 million as compared to $17.5 million in revenues in the first six months of last year. The improved revenues in the six months year-to-date resulted from a $15.1 million increase in sales of hosiery manufacturing equipment, $0.4 million in circular fabric machine sales, and an $0.8 million increase in dyeing and finishing equipment sales. These favorable variances were partially offset by a $0.5 million decrease in sales of sweater equipment.

Cost of sales in the current second quarter were 83.8% of revenues as compared to 90.6% in the same period of last year. Similarly, cost of sales in the year-to-date were 83.5% as compared to 90.8% in the same period of last year. These favorable shifts in both periods resulted essentially from the improved volume in the hosiery equipment sector coupled with improved margins. In addition, service expenses, which are a component of cost of sales, increased at a substantially lower rate than the sales rate of increase. Service expenses accounted for 4.1 points of the 83.8% in cost of sales in the second quarter of the current fiscal year as compared to 5.5 points of the 90.6% cost of sales in the second quarter of the prior year. In the current year-to-date, service expense accounted for 3.7 points of the 83.5% cost of sales as compared to 5.8 points of the 90.8% cost of sales in the year-to-date a year ago.

Selling expenses in the latest quarter increased by $404,000 over the same quarter of last year. In the year-to-date, selling expenses increased by $846,000 as compared to the prior first six months year-to-date. Sales salaries and commissions accounted for $304,000 of the second quarter increase and for $585,000 of the year-to-date increase, reflecting increased sales activities. Increases in letters of credit expense and in rental costs accounted for most of the remaining increases.

General and administrative expenses in the current second quarter increased by about $357,000. In the year-to-date, these expenses increased by $668,000. These increases reflect increases in salaries, increases in profit-related executive bonuses, increases in bad debt reserve provisions and in costs associated with a computer installation.

Net income for the current second quarter was $321,000 or $0.10 per share as compared to a loss of $358,000 or $0.11 per share in the second quarter of last year. Net income in the six months year-to-date was $829,000 or $0.25 a share as compared to a loss of $737,000 or $0.23 a share in the first six months of last year.

OUTLOOK

During the first six months of the Company's current fiscal year, the sock industry served by the Company has continued to show improvements. Demand for new Lonati sock manufacturing equipment and for Conti Complett sock seaming equipment continue to be favorable.

At the same time, the sweater manufacturing industry in the United States and in the United Kingdom continue to deteriorate. During the current fiscal year, the Company is consolidating its current sweater machine sales operations with its circular fabric machine sales division, thereby closing two sales offices.

As of January 2, 1997, the Company became the exclusive distributor in Mexico for all machines manufactured by the Lonati and Santoni companies. The Company is in the process of incorporating a wholly-owned subsidiary to carry out operations in Mexico. In the meantime, an office has been established and a salesperson has been employed in Mexico City.

LIQUIDITY AND CAPITAL RESOURCES

At December 28, 1996, the Company's working capital totaled $17.0 million. This compares to $16.3 million at the end of the prior fiscal year. The Company's current ratio at December 28, was 2.08 to 1.0. At the end of the prior fiscal year, the ratio was 1.92 to 1.00.

Operating activities in the current year-to-date used $7.3 million largely due to substantial increases in accounts receivable, inventories and prepaid expenses and other current assets and due to substantial decreases in accounts payable and customers' deposits. In the prior year-to-date, operating activities used $171,000.

Net cash used in investing activities totaled $571,000 as compared to a usage of $461,000 in the prior six months year-to-date.

Financing activities provided $531,000 in the current year-to-date as compared to a usage of $1,000 in the first six months of the prior year.

Overall net cash decreased by $7.4 million as compared to a $0.6 decrease in the prior year-to-date.

On November 19, 1996, the Company's stockholders and directors adopted an amendment to the Company's Certificate of Incorporation, to increase the authorized number of shares of the Company's common stock, par value $0.10 per share, from 6,000,000 to 20,000,000.

The Company renewed its credit facility with NationsBank, N.A. on December 19, 1996. This facility provides $25.0 million including up to a maximum of $4.0 million for direct borrowings, with the balance available for the issuance of documentary letters of credit. Amounts outstanding under the line of credit bear interest at the greater of prime plus 1% or the Federal Funds Effective Rate plus 1.5% for base rate loans and the 30, 60, or 90 day LIBOR rate plus 2.0% for LIBOR loans. This line of credit now expires October 31, 1999.

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


                                            SPEIZMAN INDUSTRIES, INC.
                                                 (Registrant)




Date:      February 11, 1997                /s/ Robert S. Speizman
       --------------------------------     ----------------------
                                            Robert S. Speizman
                                            President


Date:     February 11, 1997                 /s/ Josef Sklut
                                            Josef Sklut
                                            Vice President-Finance
                                            (Chief Financial Officer)