Form 10-K/A
period 1996-06-29
SPEIZMAN INDUSTRIES INC
filed 1997-04-24
CIK 92827

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

-----------------------------------------------------------------------
                                   FORM 10-K/A
                                (Amendment No. 1)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended June 29, 1996

                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________________ to _____________________

COMMISSION FILE NO. 0-8544

                            SPEIZMAN INDUSTRIES, INC.
==============================================================================

             (Exact name of registrant as specified in its charter)

                       DELAWARE                                   56-0901212
--------------------------------------------------------      -----------------
   (State or other jurisdiction of incorporation or          (I.R.S. Employer
                     organization)                          Identification No.)

   508 West Fifth Street, Charlotte, North Carolina                28202
--------------------------------------------------------       --------------
       (Address of principal executives offices)                (Zip Code)


Registrant's telephone number, including area code:  (704) 372-3751

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

                                 Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.
|X|

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 12, 1996, was $12,431,085 based on the last sale price of $5.00 per share reported by the NASDAQ National Market System on that date.

         As of September 12, 1996, there were 3,208,599 shares of the registrant's Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on November 19, 1996, are incorporated herein by reference into Part III.

         Speizman Industries, Inc., a Delaware corporation (the "Company"), hereby amends Items 1, 6, 7 and 8 of its Annual Report on Form 10-K for the fiscal year ended June 29, 1996 to read in their entirety as follows:

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

Conti Complett, S.p.A.,           Sock  toe   closing   machines   and  sock      United States and Canada
    Milan, Italy                  turning devices

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

    Sales of machines manufactured by Jumberca generated 2.9%, 9.8% and 9.8% of the Company's net revenues in fiscal 1996, 1995 and 1994, respectively. In August 1995, this distribution agreement was canceled effective December 31, 1995.
                                       2

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.


                                                                             Fiscal Year Ended
                                                     -------------------------------------------------------------------
                                                    June 29,    July 1,       July 2,    July 3,     June 27,
                                                     1996        1995           1994      1993         1992
                                                              (IN THOUSANDS, EXCEPT NET INCOME PER SHARE DATA)

STATEMENT OF INCOME DATA:
    Net revenues .................................   $ 46,280    $ 61,597    $ 69,526   $ 39,552   $ 26,564
    Cost of sales ................................     40,547      53,986      60,004     32,635     22,997
                                                     --------    --------    --------   --------   --------
    Gross profit .................................      5,733       7,611       9,522      6,917      3,567
    Selling, general and administrative expenses .      6,577       5,478       4,350      3,651      2,546
                                                     --------    --------    --------   --------   --------
    Operating income (loss) ......................       (844)      2,133       5,172      3,266      1,021
    Interest (income) expense, net ...............        (43)        (15)          6        186        196
                                                     --------    --------    --------   --------   --------

    Income (loss) before taxes on income .........       (801)      2,148       5,166      3,080        825
    Taxes (benefit) on income (1) ................       (228)        854       1,869        661         82
                                                     --------    --------    --------   --------   --------

    Net income (loss) ............................       (573)      1,294       3,297      2,419        743
    Preferred stock dividends ....................       --          --            41       --         --
                                                     --------    --------    --------   --------   --------
    Net income (loss) applicable to common stock .   $   (573)   $  1,294    $  3,256   $  2,419   $    743
                                                     ========    ========    ========   ========   ========

PER SHARE DATA:
    Net income (loss) per share ..................   $   (.17)   $    .40    $   1.12   $   1.03   $    .32
    Weighted average number of shares ............      3,284       3,271       2,905      2,360      2,297

BALANCE SHEET DATA:
    Working capital ..............................   $ 16,313    $ 17,613    $ 16,579   $  4,553   $  2,792
    Total assets .................................     36,149      35,704      30,160     18,145     13,519
    Short-term debt ..............................       --          --           --         175        401
                                                                                                   --------
    Long-term debt, including current maturity ...        148         147         293      1,060      1,374
    Stockholders' equity .........................     18,203      18,782      17,483      5,137      2,714


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

       SELLING EXPENSES. Selling expenses increased to $4.7 million in fiscal 1996 from $3.6 million in fiscal 1995, an increase of 31.2%. A significant element of the increase was disposal of the CopyGuard sales division. During the third quarter of fiscal 1996, management decided to dispose of the Company's CopyGuard division. CopyGuard was developing a computer-generated matrix to invisibly mark garments to prevent counterfeiting. However, its continuing cash requirements were diverting funds from the Company's core business while prospects of bringing the system to market, successfully, were diminishing. Although the system developed by CopyGuard functioned successfully from a technical point of view, the system had not proven to be commercially feasible for the prospective users. Other elements in the increase were salespersons' salaries and commissions, warehouse and office space costs, travel, insurance, telecommunications, and insurance, partially offset by a decrease in letter of credit expenses.

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

       TAXES (BENEFIT) ON INCOME (LOSS). The provision for income taxes in fiscal 1996 is a tax benefit of $228,000 on the $801,000 loss from operations, or 28.5% of the loss. In the prior year, the tax provision was 39.8% of income before taxes. The current year effective rate reflects the combined effects of non-deductible entertainment and life insurance expenses and U.S. profits taxed at higher rates as compared to U.K. losses taxed at lower rates.

       NET INCOME (LOSS). Net income applicable to common stock declined from $1.3 million in fiscal 1995 to a loss of $0.6 million. Net loss per share in fiscal 1996 was $0.17. This compares to $0.40 per share net income in fiscal 1995.

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

       Working capital at June 29, 1996 was $16.3 million as compared to $17.6 million at July 1, 1995, a decline of $1.3 million. Operating activities in fiscal 1996 provided $6.4 million in funds. In fiscal 1995, such activities required $2.4 million. This improvement in cash flow from operations resulted essentially from substantial decreases in accounts receivable and inventories and an increase in accrued expenses and customers' deposits. In the current fiscal year, investing activities used $812,000 as compared to usage of $461,000 in the prior year. As a result, cash and cash equivalents increased by $5.5 million to total $8.0 million at June 29, 1996 as compared to $2.4 million at July 1, 1995.

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SPEIZMAN INDUSTRIES, INC.

Date:   April 23, 1997







                                              By: /s/ Robert S. Speizman
                                                  Robert S. Speizman, President

                         [ BDO SEIDMAN, LLP LETTERHEAD]






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




                                                            /s/ BDO SEIDMAN, LLP
                                                                BDO Seidman, LLP

Charlotte, North Carolina
September 10, 1996

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                                                        June 29,            July 1,
                                                                          1996               1995
ASSETS
Current:
    Cash and cash equivalents....................................   $   7,981,723       $  2,436,859
    Accounts receivable (Notes 2 and 6)..........................      12,160,449         16,078,683
    Inventories (Notes 3 and 6)..................................      11,639,552         13,428,014
    Prepaid expenses and other current assets....................       2,340,111          2,458,355
                                                                      -----------        -----------
       TOTAL CURRENT ASSETS......................................      34,121,835         34,401,911
                                                                       ----------         ----------
Property and Equipment :  (Notes 4 and 7)
    Leasehold improvements.......................................         550,684            543,874
    Machinery and equipment......................................       1,208,508            876,565
    Furniture, fixtures and transportation equipment.............       1,218,570            834,187
                                                                      -----------       ------------
                                                                        2,977,762          2,254,626
    Less accumulated depreciation and amortization...............      (1,525,058)        (1,440,688)
                                                                     -------------       -----------
       NET PROPERTY AND EQUIPMENT................................       1,452,704            813,938
                                                                      -----------      -------------
Other  ..........................................................         574,685            488,609
                                                                     ------------       ------------
                                                                      $36,149,224        $35,704,458
                                                                       ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
    Accounts payable.............................................     $14,864,567        $15,056,927
    Customers' deposits..........................................       2,723,466            884,881
    Accrued expenses.............................................         209,881            833,886
    Current maturities of long-term debt (Note 7)................          11,051             13,190
                                                                     ------------     --------------
       TOTAL CURRENT LIABILITIES.................................      17,808,965         16,788,884
Long-Term Debt (Note 7)..........................................         137,334            133,629
                                                                     ------------      -------------
       TOTAL LIABILITIES.........................................      17,946,299         16,922,513
                                                                       ----------        -----------

Commitments (Notes 4, 9, 11, 12 and 13)

Stockholders' Equity (Notes 8, 9 and 10):
    Common Stock - par value $.10; authorized 6,000,000 shares;
       issued 3,236,199 shares...................................         323,620            323,620
    Additional paid-in capital...................................      12,459,965         12,459,965
    Retained earnings............................................       5,524,360          6,097,426
    Foreign currency translation adjustment......................          (5,223)               731
                                                                    -------------   ----------------
       Total.....................................................      18,302,722         18,881,742
    Treasury stock, at cost, 27,600 common shares................         (99,797)           (99,797)
                                                                     ------------      -------------
       TOTAL STOCKHOLDERS' EQUITY................................      18,202,925         18,781,945
                                                                       ----------         ----------
                                                                      $36,149,224        $35,704,458
                                                                       ==========        ===========


    See accompanying summary of accounting policies and notes to consolidated financial statements.

[ZZ]
                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                             Year Ended
                                         June 29,        July 1,       July 2,
                                           1996            1995          1994


NET REVENUES (Note 1)...............      $46,279,969   $61,596,833  $69,525,581
                                          -----------   -----------  -----------
COSTS AND EXPENSES:
  Cost of sales....................        40,546,962    53,986,242   60,003,901
  Selling expenses.................         4,699,280     3,582,719    2,407,086
  General and administrative
    expenses......................          1,878,193     1,894,915    1,942,375
                                           ----------    ----------    ---------
    Total costs and expenses......         47,124,435    59,463,876   64,353,362
                                          -----------    ----------   ----------
                                             (844,466)    2,132,957    5,172,219
INTEREST (INCOME) EXPENSE, net of
  interest income of $126,522,
  $101,562 and $128,675.............          (43,400)      (14,858)       6,393
                                           -----------    ---------    ---------
  Income (loss) before taxes......           (801,066)    2,147,815    5,165,826
TAXES (BENEFIT) ON INCOME (Note 5)..         (228,000)      854,000    1,869,000
                                           ----------     ---------    ---------
NET INCOME (LOSS)...................         (573,066)    1,293,815    3,296,826
  Preferred stock dividends.........              --             --       40,735
                                           ----------     ---------    ---------
NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCK.....................       $  (573,066)  $ 1,293,815  $ 3,256,091
                                          ===========   ===========  ===========
NET INCOME (LOSS) PER SHARE........       $     (0.17)  $      0.40  $      1.12
                                          ===========   ===========  ===========
Weighted average number of common and
  equivalent shares...................      3,283,828     3,271,464    2,904,525
                                          ===========   ===========  ===========


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                                                                       Foreign
                                                                         Additional                    Currency
                                Preferred    Common          Common        Paid-In      Retained     Translation
                                   Stock       Shares         Stock         Capital      Earnings     Adjustment

BALANCE, JULY 3, 1993.......   $ 894,152    1,998,841   $  199,884   $2,595,488     $1,547,520               -

Net income before preferred
    stock dividend..........        -             -           -            -        3,296,826                -

Preferred stock dividend....        -             -           -            -          (40,735)               -

Redemption of preferred
   stock....................  (894,152)         -           -            -              -                    -

Conversion of preferred stock
    to common  stock........         -        240,770       24,077       55,376         -                    -

Net proceeds of common
    stock offering..........         -         864,609       86,461    9,163,885        -                    -

Exercise of stock options...         -         130,729       13,073      174,841        -                    -

Tax effect of exercise of
    stock options...........                                             466,000                             -
                                --------       -------      ---------  -----------  ---------        -----------


BALANCE, JULY 2, 1994.......           -     3,234,949      323,495   12,455,590    4,803,611                -

Net  income.................           -             -           -            -     1,293,815                -

Exercise of stock options...           -         1,250          125        4,375            -                -

Foreign currency translation
    adjustment..............           -             -            -            -            -               731
                                --------     ---------     --------     ---------   -----------       ----------


BALANCE, JULY 1, 1995                  -     3,236,199      323,620   12,459,965    6,097,426                731
Net Loss....................           -             -           -            -     ( 573,066)              -

Foreign currency translation
    adjustment..............           -             -           -            -             -           (5,954)

                               ----------   ----------      --------  ----------   -----------        ---------

BALANCE, JUNE 29, 1996         $             3,236,199   $  323,620  $12,459,965    $5,524,360        $ (5,223)
                                ===========  =========      =======    ==========     =========        ========









                                           Treasury   Stockholders'
                                              Stock       Equity


BALANCE, JULY 3, 1993.......              $(99,797)   $ 5,137,247

Net income before preferred
    stock dividend..........                     -      3,296,826

Preferred stock dividend....                     -        (40,735)

Redemption of preferred stock....                -       (894,152)

Conversion of preferred stock
    to common  stock........                     -         79,453

Net proceeds of common
    stock offering..........                     -      9,250,346

Exercise of stock options...                     -        187,914

Tax effect of exercise of
    stock options...........                     -        466,000
                                       -----------   ------------



BALANCE, JULY 2, 1994.......             (99,797)      17,482,899

Net  income.................                     -      1,293,815

Exercise of stock options...                     -          4,500

Foreign currency translation
    adjustment..............                    -             731
                                         ------------  ----------

BALANCE, JULY 1, 1995                     (99,797)     18,781,945

Net Loss.............                            -       (573,066)

Foreign currency translation
    adjustment..............                     -         (5,954)
                                         -----------   -----------




BALANCE, JUNE 29, 1996                  $  (99,797)   $18,202,925
                                         =========      ==========




            See accompanying summary of accounting policies and notes
                     to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Year Ended
                                                               ------------------  -----------------  ------------------
                                                                  June 29,            July 1,             July 2,
                                                                    1996                1995               1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)....................................    $ (573,066)             $ 1,293,815       $ 3,296,826
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization......................         173,336                 166,965            193,133
  Provision for losses on accounts receivables.........       113,500                 171,477             17,850
  Provision for inventory obsolescence.................       139,436                 200,000            200,000
  Provision for deferred income taxes..................       (58,000)                (75,000)           109,000
  Provision for deferred compensation..................         6,782                      (6)            28,788
  Foreign currency translation adjustment..............        (5,954)                    731                --
  (Increase) decrease in:
     Accounts receivable................................     3,804,734              (1,079,970)        (4,322,948)
     Inventories.......................................     1,649,026              (6,331,178)        (2,741,376)
     Prepaid Expenses..................................       159,244              (1,176,461           (554,615)
     Other assets......................................       (69,076                  43,662           (168,226)
  Increase (decrease) in:
     Accounts payable..................................      (192,360)              5,015,062          2,237,330
     Accrued expenses and customers' deposits..........     1,214,580                (623,547)        (1,159,937)
                                                             ---------               --------      -------------
  Net cash provided by (used in) operating activities..     6,362,182              (2,394,450)        (2,864,175)
                                                            ---------              ----------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - other equipment...............      (511,039)               (520,274)          (102,723)
  Capital expenditures - equipment leased to customers..     (648,620)                    --                 --
  Proceeds from property and equipment disposals........      347,557                  59,377              3,501
                                                            ---------                --------      -------------
     Net cash used in investing activities..............     (812,102)               (460,897)           (99,222)
                                                            ---------                --------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments on notes payable......................          --                      --            (174,785)

     Principal payments on long term debt..............        (5,216)               (145,958)          (734,800)
     Net proceeds of common stock offering.............           --                       --          9,250,346
     Dividends on preferred stock......................           --                       --             40,735)
     Redemption of preferred stock......................          --                       --           (814,699)
     Issuance of common stock upon exercise of stock
       options............................................        --                    4,500            187,914
                                                               --------------      --------------      ----------
        Net cash provided by (used in) financing
          activities....................................        (5,216)              (141,458)         7,673,241
                                                               --------------       -------------     ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.......................................     5,544,864            (2,996,805)         4,709,844
  CASH AND CASH EQUIVALENTS, at beginning of year........     2,436,859             5,433,664            723,820
                                                              ---------             ---------      -------------
  CASH AND CASH EQUIVALENTS, at end of year..............    $7,981,723           $ 2,436,859      $   5,433,664
                                                              =========             =========       ============



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

NOTE 2 -- ACCOUNTS RECEIVABLE

       Accounts receivable are summarized as follows:
                                                  June 29, 1996  July 1, 1995

       Trade receivables........................    $12,420,405  $16,285,841
       Less allowance for doubtful accounts.....      ( 259,956)    (207,158)
                                                    -----------  -----------
       Net accounts receivable..................    $12,160,449  $16,078,683
                                                   ============  ===========
NOTE 3 -- INVENTORIES

       Inventories are summarized as follows:
                                               June 29, 1996       July 1, 1995
          Machines
            New.............................    $ 1,645,825         $ 4,786,811
            Used............................      6,565,417           5,319,489
          Parts and supplies................      3,428,310           3,321,714
                                                  ---------         -----------
          Total                                 $11,639,552         $13,428,014
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

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

       Capitalized leases included in property and equipment are summarized as follows:

                                                   June 29, 1996    July 1, 1995
  Furniture, fixtures and transportation
    equipment.................................       $ 105,264        $ 145,006
  Less accumulated amortization................        (89,037         (100,440)
                                                     ---------        ---------
  Net leased property...........................     $  16,227        $  44,566
                                                     =========        =========
       As of June 29, 1996, future net minimum lease payments under capital leases and future minimum rental payments required under operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

                                                  Capital       Operating
                                                  Leases          Leases
1997...................................         $    12,006      $ 499,894
1998...................................               2,181        127,964
1999..................................                   --         63,158
2000..................................                   --         17,139
2001..................................                   --          4,936
Beyond ...............................                   --         14,809
                                                -----------      ---------

   Total minimum lease payments.......          $    14,187      $ 727,900
   Less amount representing interest...              (1,366)
                                               ------------
   Present value of net minimum lease
     payments.........................               12,821
                                                ===========

     Total rent expense for operating leases approximated $791,400, $515,800 and $311,600 for fiscal years 1996, 1995 and 1994, respectively.

NOTE 5 -- TAXES ON INCOME

       Provisions for federal and state income taxes in the consolidated statements of operations are made up of the following components:

                                       1996            1995             1994
                                       ----            ----             ----
   Current:
     Federal........................  $  (70,000)     $ 673,000    $1,556,000
     Foreign........................     (85,000)        74,000           --
     State..........................     (15,000)       182,000       204,000
                                        --------        -------       -------
                                        (170,000)       929,000     1,760,000
                                        --------       --------     ---------
   Deferred:
     Federal........................     (58,000)     $ (54,000)   $   71,000
                                              --        (21,000)       38,000
                                         -------         ------    ----------
     State..........................     (58,000)       (75,000)      109,000
                                        ---------      ---------   ----------

    Total taxes (benefit)on income.   $ (228,000)       854,000    $1,869,000
                                      ==========      =========    ==========

       Deferred tax benefits and liabilities are provided for the temporary differences between the book and tax bases of assets and liabilities. Deferred tax assets (liabilities) are reflected in the consolidated balance sheets as follows:

                                           June 29, 1996    July 1, 1995
 Net current assets..................      $436,000              $395,000
 Net noncurrent liabities.............      (22,000)              (39,000)
                                          ---------              ---------
                                           $414,000              $356,000
                                          =========              =========

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


       Principal items making up the deferred income tax (assets) liabilities are as follows:

                                                              Year Ended
                                                   ---------------------------
                                                     June 29,          July 1,
                                                      1996              1995
   Inventory valuation reserves...............      $(191,000)       $(225,000)
   Depreciation...............................         78,000           98,000
   Deferred charges...........................        (69,000)         (54,000)
   Capitalized leases.........................         (4,000)          (5,000
   Inventory capitalization...................       (130,000)         (91,000)
   Accounts receivable reserves...............        (97,000)         (78,000)
   Other......................................         (1,000)          (1,000)
                                                    ---------        ---------
      Net deferred tax asset..................      $(414,000)       $(356,000
                                                    =========        =========

         The Company's effective income tax rates were different than the U.S. Federal statutory tax rate for the following reasons:

                                                      1996       1995       1994
                                                     ----       ----       ----
       U.S. Federal statutory tax rate.............. 34.0%      34.0%      34.0%
       State income taxes, net of Federal
         income tax benefit.........................  3.6        3.5        3.7
       Non-deductible expenses...................... (5.3)       1.7        0.7
       Foreign tax rates............................ (4.9)       1.2        -
       Net tax effect of prior year adjustments.....  2.5        -          -
       Other........................................ (1.4)      (0.6)      (2.2)
                                                     -----    -------      -----
       Effective tax rate........................... 28.5%      39.8%      36.2%
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

NOTE 7 -- LONG-TERM DEBT

         Long-term debt consists of:


                                             June 29, 1996               July 1, 1995
                                           Total         Current            Total            Current

Capital lease obligations (Note 4)....     $ 12,821     $ 11,051        $  16,037            $ 13,190
Other.................................      135,564            -          130,782                -
                                          ---------     ---------        ---------          -----------
Total.................................      148,385     $ 11,051          146,819            $ 13,190
                                                       ===========                           =========
Current maturities....................      (11,051)                      (13,190)
                                           --------                     ---------
                                          $ 137,334                     $ 133,629
                                            =======                       =======

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

                                                 Year Ended
                                          ----------    --------  ----------
                                            June 29,      July 1,   July 2,
                                             1996          1995      1994

Shares under option, beginning of year ... 150,429      124,957     255,686
Options granted........................... 183,663       29,722          --
Options exercised.........................     --        (1,250)   (130,729)
Options expired...........................     --        (3,000)         --
                                           -------       -------    --------
Shares under option, end of year.......... 334,092      150,429      124,957
                                           =======      =======      =======
Options exercisable....................... 117,086       78,521       16,464
                                           =======      =======      =======
Prices of options exercised...............      --      $ .75 to    $ .75 to
                                                --      $1.875      $3.1625
Prices of options outstanding, end of
   year..................................  $ .75,to     $ .75 to    $ .75 to
                                           $5.50        $5.50       $5.50

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

NOTE 14 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                              Year Ended
                              ------------------  -----------------  ---------
                                June 29,             July 1,            July 2,
                                  1996                1995               1994
  Cash paid during year for:
   Interest..................   $81,578              $86,704           $135,068
   Income taxes..............   120,086              524,464          2,079,097

                          [BDO SEIDMAN, LLP LETTERHEAD]




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




                                                     /s/ BDO SEIDMAN, LLP
                                                         BDO SEIDMAN, LLP


Charlotte, North Carolina
September 10, 1996

SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS



COLUMN A                                       COLUMN B       COLUMN C       COLUMN D        COLUMN E       COLUMN F
--------                                       --------       --------       --------        --------       --------
                                              BALANCE AT     CHARGED TO     CHARGED TO      DEDUCTIONS       BALANCE
                                              BEGINNING       COSTS AND        OTHER           FROM          AT END
DESCRIPTION                                   OF PERIOD       EXPENSES       ACCOUNTS        RESERVES       OF PERIOD
-----------                                   ---------       --------       --------        --------       ---------

Fiscal year ended July 2, 1994:
    Reserve for doubtful accounts ....   $127,561   $ 17,580   $    --     $ 75,440   $ 69,701
                                         --------   --------   ---------   --------   --------
    Reserve for inventory obsolescence   $623,145   $200,000   $    --     $212,114   $611,031
                                         --------   --------   ---------   --------   --------
Fiscal year ended July 1, 1995:
    Reserve for doubtful accounts ....   $ 69,701   $171,477   $    --     $ 34,020   $207,158
                                         --------   --------   ---------   --------   --------
    Reserve for inventory obsolescence   $611,031   $200,000   $    --     $215,041   $595,990
                                         --------   --------   ---------   --------   --------
Fiscal year ended June 29, 1996:
    Reserve for doubtful accounts ....   $207,158   $113,500   $    --     $ 60,702   $259,956
                                         --------   --------   ---------   --------   --------
    Reserve for inventory obsolescence   $595,990   $139,436   $    --     $226,456   $508,970
                                         --------   --------   ---------   --------   --------

