Form 10-Q
period 1997-03-29
SPEIZMAN INDUSTRIES INC
filed 1997-05-12
CIK 92827

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 29, 1997

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

                             YES  X                      NO
                                ____                         ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                     Outstanding at
             Class of Common Stock                    May 6, 1997

            Par value $.10 per share                   3,235,266

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                      INDEX



                                                                       Page No.

PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements:

           Consolidated Condensed Balance Sheets                           3 - 4

           Consolidated Condensed Statements of Operations                     5

           Consolidated Condensed Statements of Cash Flows                     6

           Notes to Consolidated Condensed Financial Statements.               7

         Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   8 - 10


PART II. OTHER INFORMATION:

         Item 6.  Exhibits and reports on Form 8-K                            11

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                  (Unaudited)

                                                           March 29,         June 29,
                                                              1997            1996
                                                          ----------     --------------

ASSETS
CURRENT:
    Cash and cash equivalents
                                                         $    620,295    $  7,981,723
    Accounts receivable, less allowances of
      $419,716 and $259,956                                21,348,314      12,160,449
    Inventories                                            14,351,950      11,639,552
    Prepaid expenses and other current assets               3,588,322       2,340,111
                                                           ----------     --------------
         TOTAL CURRENT ASSETS                              39,908,881      34,121,835
                                                           ----------     --------------
PROPERTY AND EQUIPMENT:
    Leasehold improvements                                    750,140         550,684
    Machinery and equipment                                 1,760,506       1,208,508
    Furniture, fixtures and transportation equipment        1,078,027       1,218,570
                                                           ----------     --------------
       Total                                                3,588,673       2,977,762
    Less accumulated depreciation and amortization         (1,722,726      (1,525,058)
                                                           ----------     --------------
       NET PROPERTY AND EQUIPMENT                           1,865,947       1,452,704
                                                           ----------     --------------
OTHER                                                         323,432         574,685
                                                           ----------     --------------
                                                         $ 42,098,260    $ 36,149,224
                                                         ============    ===============




     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS




                                                         (Unaudited)

                                                   March 29,         June 29,
                                                     1997              1996
                                                  ----------     --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                              $ 19,293,621    $ 14,864,567
    Customers' deposits                              2,037,099       2,723,466
    Accrued expenses                                   644,814         209,881
    Current maturities of long-term debt                 2,077          11,051
                                                  ----------     --------------
       TOTAL CURRENT LIABILITIES                    21,977,611      17,808,965

LONG-TERM DEBT                                         116,901         137,334
                                                  ------------     ------------
       TOTAL LIABILITIES                            22,094,512      17,946,299
                                                  ------------     ------------

STOCKHOLDERS' EQUITY:
    Common stock - par value $.10; authorized
    20,000,000 shares, issued
       3,262,866; and authorized 6,000,000,
       issued 3,236,199 shares                         326,287         323,620
    Additional paid-in capital                      12,512,299      12,459,965

    Retained earnings                                7,272,359       5,524,360
    Foreign currency translation adjustment             (7,400)         (5,223)
                                                  ------------     ------------
       Total                                        20,103,545      18,302,722
    Treasury stock, at cost, 27,600 common shares      (99,797)        (99,797)
                                                  ------------     ------------
       TOTAL STOCKHOLDERS' EQUITY                   20,003,748      18,202,925
                                                  ------------     ------------
                                                  $ 42,098,260    $ 36,149,224
                                                  ============    ============


      See accompanying notes to consolidated condensed financial statements.

                  SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                              (Unaudited)                              (Unaudited)
                                                      For the Three Months Ended                For the Nine Months Ended

                                                     3-29-97               3-30-96              3-29-97              3-30-96
                                                    (13 Weeks)           (13 Weeks)            (39 Weeks)           (39 Weeks)
                                                                           Note 5                                     Note 5

REVENUES                                         $    22,297,479      $    11,832,666           $55,728,776          $29,295,220
                                                 ---------------      ---------------           -----------          -----------
COSTS AND EXPENSES:
   Cost of sales                                      18,333,407           10,125,759            46,236,808           25,989,342
   Selling expenses                                    1,585,232            1,560,515             4,367,771            3,497,945
   General and administrative expenses                   856,751              545,853             2,280,122            1,300,555
                                                  ---------------      -----------------     ---------------    -------------------
   Total costs and expenses                           20,775,390           12,232,127            52,884,701           30,787,842
                                                  ---------------      -----------------     ---------------    -------------------
                                                       1,522,089             (399,461)            2,844,075           (1,492,622)
NET INTEREST EXPENSE
    (INCOME)                                              34,459               (9,725)              (19,924}              (12,741)
                                                 --------------       ---------------       --------------     ------------------
INCOME (LOSS) BEFORE TAXES
    ON INCOME                                          1,487,630             (389,736)            2,863,999           (1,479,881)


TAXES (BENEFIT) ON INCOME                                569,000             (132,000)            1,116,000             (485,000)
                                                   -------------      ---------------       ---------------      ----------------

NET INCOME (LOSS)                                  $     918,630       $     (257,736)       $    1,747,999       $     (994,881)
                                                   =============       ==============        ==============       ===============

NET INCOME (LOSS) PER SHARE                               $ 0.27              $ (0.08)               $ 0.52              $ (0.31)
                                                         =======              ========              =======              ========
Weighted average number of
    common and equivalent shares                       3,379,174            3,248,661             3,353,260            3,270,398




          See accompanying notes to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS




                                                        (Unaudited)
                                                 For the Nine Months Ended

                                                  3-29-97         3-30-96
                                                (39 Weeks)       (39 Weeks)
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                            $ 1,747,999    $  (994,881)

Adjustments to reconcile net income (loss) to
 cash provided (used) by operating
    activities:
      Depreciation and amortization                  344,100        110,077
      Provision for inventory obsolescence           150,000        150,000
      Foreign currency translation adjustment         (2,177)        (5,721)

      (Increase) decrease in:
        Accounts receivable                       (9,187,865)     2,925,811
        Inventories                               (2,862,398)     2,675,509
        Prepaid expenses and deposits             (1,248,211)      (246,948)

        Other assets                                 251,253       (243,374)

      Increase (decrease) in:
        Accounts payable                           4,429,054     (4,463,554)

        Customers' deposits                         (686,367)     2,299,080
        Accrued expenses                             434,933       (617,869)
                                                 ------------     -----------
    Net cash provided (used) by operating
      activities                                  (6,629,679)     1,588,130
                                                 ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                            (780,572)      (466,901)

    Disposition of property and equipment             23,229        347,557
                                                 ------------     -----------
      Net cash used in investing activities         (757,343)      (119,344)
                                                 ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:


    Principal payments on long-term debt             (29,407)          (259)

    Issuance of common stock for stock options        55,001            --
                                                  ------------     -----------
    Net cash provided by (used in) financing
     activities                                       25,594           (259)
                                                  ------------     -----------

NET INCREASE (DECREASE) IN CASH                   (7,361,428)     1,468,527
CASH AT BEGINNING OF PERIOD                        7,981,723      2,436,859
                                                 ------------     -----------
CASH AT END OF PERIOD                            $   620,295    $ 3,905,386
                                                 ============   =============
Supplemental Disclosures:
    Cash paid during period for:
      Interest                                   $    76,456    $    71,895
      Income taxes                                   826,000        112,311




          See accompanying notes to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

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

Note 2.   Inventories

           Inventories consisted of the following:

                                     March 29,       June 29,
                                      1997             1996
                                    -----------   -----------
Machines                            $10,535,332   $ 8,211,242
Parts and supplies                    3,816,618     3,428,310
                                    ------------  -----------
          Total                     $14,351,950   $11,639,552
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

Note 5.   Restated Consolidated Condensed Statements of Operations

           The Company's Consolidated Condensed Statements of Operations for the quarter and the year-to-date ended March 30, 1996 have been restated. Losses of $531,790 before taxes and $332,790 after taxes have been reclassified from discontinued operations. The $531,790 loss represented assets and anticipated expenses of the closed CopyGuard Division. Such write-offs and expenses, all sales related, have been reclassified in the current report to Selling Expenses.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company's revenues are generated primarily from its distribution of textile equipment, principally knitting machines and dyeing and finishing equipment, to manufacturers of textile products, and to a lesser extent, from the sale of parts used in such equipment and the sale of used textile equipment.

RESULTS OF OPERATIONS

Revenues increased by $10.5 million to $22.3 million or by 88% in the Company's current third fiscal quarter ended March 29, 1997 as compared to the same quarter of last year. The improvement in revenues resulted essentially from a $9.8 million increase in sales of hosiery manufacturing equipment, a $1.2 million increase in sales of circular fabric machines, less $0.5 million in net decreases in all other sales and other revenues.

Revenues increased by $26.4 million to $55.7 million or by 90% in the Company's current first nine months as compared to $29.3 million in the same nine-month period of last year. The improved revenues resulted from a $25.0 million increase in sales of hosiery manufacturing equipment, a $1.6 million increase in sales of knitted fabric machines, less $0.2 million in net decreases in all other sales and other revenues.

Cost of sales in the current third quarter were 82.2% of revenues as compared to 85.6% in the same quarter a year ago. Similarly, cost of sales in the nine months year-to-date were 83.0% of revenues as compared to 88.7% in the prior year-to-date. The favorable shifts in both periods resulted essentially from the improved volume in the hosiery manufacturing equipment sector, coupled with improved margins. Additionally, service expenses, a component of cost of sales, increased at a lower rate than the sales rate of increase. Service expenses accounted for 3.0 points of the 82.2% cost of sales figure in the current third quarter as compared to 3.7 points of the 85.6% cost of sales figure in last year's third quarter. More significantly, in the current year-to-date, service expenses accounted for 3.4 points of the 83.0% cost of sales as compared to 5.0 points of the 88.7% cost of sales in the year-to-date a year ago.

The Company's Consolidated Condensed Statements of Operations for the quarter and for the year-to-date ended March 30, 1996 have been restated. Losses of $532,000 before taxes and $333,000 after taxes have been reclassified from discontinued operations. The $532,000 loss represents assets and anticipated expenses of the closed CopyGuard Division. Such write-offs and expenses, all sales related, have been reclassified in the current report to Selling expenses. Selling expenses in the current third quarter were essentially unchanged, at $1.6 million, from a similar figure in the same quarter of last year. However, selling expenses in the current year-to-date increased to $4.4 million from $3.5 million in the first nine months of last year. The $870,000 increase results essentially from increases of $281,000 in sales salaries and $592,000 in sales commissions and overrides.
                                                                          Page 8

General and administrative expenses increased by $311,000 in the current third quarter. In the current year-to-date, these expenses increased by $979,000. In the current third quarter, the increase reflects increases in salaries and in profit-related executive bonuses. There were no executive bonuses accrued in last year's third quarter or last year's year-to-date due to operating losses in both periods. In the current year-to-date, the increase results from increases in salaries, profit-related executive bonuses, bad debt reserve provisions and costs associated with a computer installation.

In the Company's current third quarter, net interest expense totaled about $34,000 as compared to net interest income of about $10,000 in the third quarter of last year. This shift reflects the Company's use of its revolving credit line during the current third quarter. Year-to-date net interest income was about $20,000 as compared to $13,000 in the same period of last year.

Net income for the current third quarter was $919,000 or $0.27 per share as compared to a loss of $258,000 or $0.08 per share in the third quarter of last year. Net income in the nine months of the current fiscal year totaled $1,748,000 or $0.52 per share. This compares to a loss of $995,000 or $0.31 per share for the first nine months of last year.

OUTLOOK

The Company's current backlog of firm orders remains substantial. However, there has been a definite decline in the demand for new sock manufacturing equipment sold by the Company to its major customers in the United States and Canada. This decline has been partially offset by increased sales activities for new equipment in Mexico, both in the sock and blue jean manufacturing industries. The Company's circular knitting machine and outerwear dyeing and finishing divisions also show modest increases in sales orders.


The Company entered into a non-binding letter of intent to purchase Wink Davis Equipment Company, Inc. ("Wink Davis") of Atlanta, Georgia, on April 9, 1997. The Company is currently engaged in the due diligence process and anticipates signing a definitive agreement for the purchase of Wink Davis by June 1997. The base purchase price for the Wink Davis stock is approximately $9.5 million payable in cash at closing plus assumption of debt (consisting principally of trade payables) and the possible conditional payment of up to $1.5 million over a five-year period based on certain pre-tax earnings calculations. The Company is discussing with financial institutions arrangements for the funding of this acquisition. Wink Davis distributes laundry equipment and parts, principally in the southeastern United States.

LIQUIDITY AND CAPITAL RESOURCES

At March 29, 1997, the Company's working capital totaled $17.9 million. This figure compares to $16.3 million at the end of the prior fiscal year. The Company's current ratio at March 29, 1997 was 1.82 to 1.
At the end of the prior fiscal year, this ratio was 1.92 to 1.

In the current year-to-date, operating activities used $6.6 million largely due to substantial increases in accounts receivable, inventories and prepaid expenses and deposits, partially offset by an increase in accounts payable. In the prior year-to-date, operating activities provided $1.6 million.

Net cash used in investing activities totaled $757,000 as compared to $119,000 used in the same period of the prior year-to-date.

Overall, net cash decreased by $7.4 million as compared to a $1.5 million increase in the prior year-to-date.

The Company renewed its credit facility with NationsBank, N.A. on December 19, 1996. This facility provides $25.0 million including up to a maximum of $4.0 million for direct borrowings, with the balance available for the issuance of documentary letters of credit. This line of credit expires October 31, 1999.

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

                           PART II. OTHER INFORMATION



Item 6.   Exhibits and reports on Form 8-K

     (a)  Exhibits:

               10.* Speizman Industries, Inc. Nonqualified Stock Option Plan as amended on October 4, 1996 (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-23503)).

               11.       Computation of Net Income (Loss) Per Share.

               27.       Financial Data Schedule.

     (b) No reports on Form 8-K were filed by the Registrant during or applicable to the period reported here.


--------------------

* This Exhibit relates to a management contract or compensatory plan or arrangement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   SPEIZMAN INDUSTRIES, INC.
                                                         (Registrant)




Date:    May  12, 1997                              /s/ Robert S. Speizman
                                                    Robert S. Speizman
                                                    President


Date:   May  12, 1997                             /s/ Josef Sklut
                                                    Josef Sklut
                                                    Vice President-Finance
                                                    (Chief Financial Officer)

                            SPEIZMAN INDUSTRIES, INC.
                                INDEX TO EXHIBITS



   Exhibit
    Number                              Description of Exhibit

     10.*      Speizman Industries, Inc. Nonqualified Stock Option Plan as amended on October 4,
               1996 (incorporated by reference to Exhibit 99.1 to the Company's Registration
               Statement on Form S-8 (Registration No. 333-23503)).
     11.       Computation of Net Income (Loss) Per Share.
     27.       Financial Data Schedule.

--------------------

* This Exhibit relates to a management contract or compensatory plan or arrangement.