Form 10-K
period 1997-06-28
SPEIZMAN INDUSTRIES INC
filed 1997-09-26
CIK 92827

-----------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     [Fee Required]

For the fiscal year ended June 28, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]

For the transition period from __________________ to _____________________

COMMISSION FILE NO. 0-8544


                            SPEIZMAN INDUSTRIES, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                    56-0901212
-----------------------------------------------------  ------------------------
    (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                         Identification No.)


   508 West Fifth Street, Charlotte, North Carolina                  28202
--------------------------------------------------------       ---------------
       (Address of principal executives offices)                    (Zip Code)


Registrant's telephone number, including area code:  (704) 372-3751

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

                                 Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.|_|

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 12, 1997, was $23,253,474 based on the last sale price of $7.19 per share reported by the NASDAQ National Market System on that date.

         As of September 12, 1997, there were 3,235,266 shares of the registrant's Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on November 19, 1997 are incorporated herein by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

    Speizman Industries, Inc. (the "Company") is the leading distributor of new sock knitting machines in the United States. It distributes technologically advanced sock knitting machines manufactured by Lonati, S.p.A., Brescia, Italy ("Lonati"), which the Company believes is the world's largest manufacturer of hosiery knitting equipment. It also distributes Lonati sock and sheer hosiery knitting machines in Canada and in Mexico. In addition, through sales arrangements with other European textile machinery manufacturers, the Company distributes other sock knitting machines, knitting machines for underwear and other knitted fabrics and other equipment related to the manufacture of socks, sheer hosiery and other textile products, principally in the United States and Canada. The Company also sells dyeing and finishing equipment for the textile industry. The Company sells textile machine parts and used textile equipment in the United States and in a number of foreign countries.

    ALL REFERENCES HEREIN ARE TO THE COMPANY'S 52-OR-53 WEEK FISCAL YEAR ENDING ON THE SATURDAY CLOSEST TO JUNE 30. FISCAL 1997, 1996, 1995, AND 1994, EACH CONTAINED 52 WEEKS AND ENDED ON JUNE 28, 1997, JUNE 29, 1996, JULY, 1, 1995 AND JULY 2, 1994. FISCAL 1993 CONTAINED 53 WEEKS AND ENDED ON JULY 3, 1993. UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERM THE "COMPANY" AS USED HEREIN INCLUDES SPEIZMAN INDUSTRIES, INC.

    The Company and Lonati entered into their present agreement for the sale of Lonati machines in the United States in January 1992 (the "Lonati Agreement"). The Company and Lonati also entered into a similar agreement relating to the Company's distribution of Lonati sock and sheer hosiery knitting machines in Canada in January 1992 and in Mexico in January 1997. The company has distributed Lonati double cylinder machines in the United States continuously since 1982. The Company began distributing Lonati single cylinder machines in 1989.

    Pursuant to the Lonati Agreement, Lonati has appointed the Company as Lonati's exclusive agent in the United States for the sale of its range of single and double cylinder sock knitting machines and related spare parts as of the date of the Lonati Agreement. Under the Lonati Agreement, the Company also serves as the distributor of such equipment in the United States. Although the Lonati Agreement does not establish the Company as the exclusive distributor of Lonati sock machines in the United States, the Company in fact has exclusively distributed Lonati double cylinder sock machines continuously since 1982 and Lonati single cylinder sock knitting machines since 1989. The Lonati Agreement extended to December 31, 1995 and continues from year to year thereafter, although it may be terminated on 90 days written notice at any year end or without notice in the event of a breach. The Company and Lonati also entered into a similar agreement relating to the Company's distribution of Lonati sock and sheer hosiery knitting machines in Canada in January 1992 and in Mexico in January 1997.

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

    The Lonati single cylinder machines distributed by the Company are for the knitting of athletic socks. The Lonati double cylinder machines are for the knitting of dress and casual socks. The Lonati machines are electronic, high-speed, and have computerized controls. Lonati single cylinder machines are capable of knitting pouch heel and toe, reciprocated heel and toe and tube socks. These and other features allow the rapid change of sock design, style and size, result in increased production volume and efficiency and simplify the servicing of the machines. The Company distributes these sock knitting machines as well as Lonati sheer hosiery knitting machines in Canada and in Mexico. In addition, the Company distributes the knitting machines, described below, manufactured by Santoni, S.r.l. Brescia, Italy ("Santoni"), one of Lonati's subsidiaries, in the United States, Canada and Mexico. Sales by the Company in the United States, Canada and Mexico of machines manufactured by Lonati, S.p.A., generated the following percentages of the Company's net revenues: 60.1% in fiscal 1997, 46.2% in fiscal 1996 and 44.4% in fiscal 1995. In addition, sales of Santoni machines in the United States, Canada and Mexico generated 7.0%, 4.8% and 9.3% of the Company's net revenues in fiscal 1997, 1996 and 1995, respectively.

    In addition to the Lonati machines, the Company distributes new knitting and other machines and equipment under written agreements and other arrangements with the manufacturers. The following table sets forth certain information concerning certain of these additional distribution arrangements:

Manufacturer                      Machine                                         Territory

Santoni, S.r.l.,                  Circular knitting machines for underwear,       United States, Canada and
    Brescia, Italy                men's socks and women's sheer hosiery and       Mexico
                                  surgical support hose

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

MARKETING AND SALES

    The Company markets and sells knitting machines and related equipment primarily by maintaining frequent contacts with customers and understanding of its customers' individual business needs. Salespersons will set up competitive trials in a customer's plant and allow the customer to use the Company's machine in its own work environment alongside competing machines for two weeks to three months. The Company also offers customers the opportunity to send their employees to the Company for training courses on the operation and service of the machines and, depending on the number of machines purchased and the number of employees to train, may offer such training courses at the customer's facility. In addition, the Company exhibits its equipment at trade shows and uses its private showroom to demonstrate new machines. These marketing strategies are complemented by the Company's commitment to service and continuing education. The Company also produces, at its own expense, training videos for its major lines of equipment. At September 8, 1997, the Company employed approximately 11 salespersons and 30 technical representatives. In addition to its sales staff, the Company uses over 40 commission sales agents in a number of foreign countries in connection with its sales of used machines.

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

    The Company also markets used machines through its employees and outside commission salespersons. The Company markets its used machines in the United States and in a number of foreign countries. The Company uses trade advertising extensively and frequently distributes lists throughout the industry of used machines that the Company has for sale. Additionally, the Company updates its Internet web site listing used machines available for sale.

    The Company exports certain new and used machines and parts for sale in Canada, Mexico and a number of other foreign countries. See Note 1 of Notes to Consolidated Financial Statements for certain financial information concerning the Company's foreign sales in fiscal 1997, 1996 and 1995.

CUSTOMERS

    The Company's customers consist primarily of the major sock manufacturers in the United States and Canada. In fiscal 1997, the Company's two largest customers, Manufactuier De Bas Iris Hosiery, Inc. (Canada) and Sara Lee Company, accounted for 10.5% and 9.9%, respectively, of the Company's revenues. In fiscal 1996, the Company's two largest customers, Renfro Corporation and Manufacturier De Bas Iris Hosiery, Inc. (Canada), accounted for 8.8% and 5.8%, respectively, of the Company's revenues. In fiscal 1995, the Company's two largest customers, Renfro Corporation and Kayser-Roth Corporation, accounted for 7.3% and 5.2%, respectively, of the Company's net revenues. Generally, the customers contributing the most to the Company's net revenues vary from year to year. The Company believes that the loss of any principal customer could have a material adverse effect on the Company.

BACKLOG

    The Company's backlog of unfilled orders for new and used machines was $16.8 million at June 28, 1997 as compared to $19.3 million at June 29, 1996 and $4.1 million at July 1, 1995. Management believes that all the Company's unfilled orders at June 28, 1997 will be filled by the end of fiscal 1998. The period of time required to fill orders varies depending on the machine ordered.

COMPETITION

    The sock knitting machine industry is competitive. Lonati single cylinder machines compete primarily with machines manufactured by an Italian and a Czech company and Lonati double cylinder machines compete primarily with machines manufactured by an Italian company acquired in 1993 by Lonati but not represented by the Company. Lonati machines compete, to a lesser extent, with machines manufactured by a number of other foreign companies of varying sizes and with companies selling used machines. The principal competitive factors in the distribution of sock knitting machines are technology, price, service, and allowance of trade-ins and delivery. Management believes that its competitive advantages are the technological advantages of the Lonati machines, the Company's commitment to customer service and the Company's allowance of trade-ins of used machines on new Lonati machines. Management believes that it is at a short term competitive disadvantage if a potential customer's decision will be based primarily on price since, generally, the purchase price of Lonati machines is higher than that of competing machines.

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

EMPLOYEES

    As of July 28, 1997, the Company had 83 full-time employees. The Company's employees are not represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company considers its relations with its employees to be good.

ACQUISITION OF WINK DAVIS EQUIPMENT COMPANY, INC.

    On August 1, 1997, the Company acquired all of the outstanding common stock of Wink Davis Equipment Company, Inc. ("Wink Davis"), pursuant to a Stock Purchase Agreement dated July 31, 1997. The Company paid $9.5 million in cash with additional conditional payments of up to an aggregate of $1.5 million in cash to certain former
                                       4
shareholders  over a  five-year  period  based    on certain  pre-tax  earnings
calculations. The purchase was financed with a new credit facility with NationsBank entered into August 1, 1997. This facility replaces a former loan agreement originally due to expire October 31, 1999. This facility provides up to $37.0 million comprised of (a) a $7.0 million term loan with quarterly principal payments of $250,000 beginning December 31, 1997, the balance due July 31, 2000; and (b) up to $30.0 million for letters of credit, including up to $8.5 million in revolving funds. Amounts outstanding under the line of credit bear interest at the greater of prime plus 1% or the Federal Funds Effective Rate plus 1.5% for base rate loans and the 30, 60 or 90 day LIBOR rate plus 2% for LIBOR loans. In connection with this line of credit, the Company granted a security interest in accounts receivable and inventory.

    Wink Davis is based in Atlanta, Georgia and distributes laundry equipment and parts, principally in the southeastern United States and in the Chicago, Illinois area. Wink Davis has exclusive distributorships for certain territories with the following suppliers: Pellerin Milnor for washer extractor equipment and Chicago Dryer for commercial dryers. Wink Davis also sells laundry machine parts and offers various equipment repair services. In addition, Wink Davis has distributorships with other suppliers of laundry-related equipment. Both of these distributorships are renewed on an annual basis; however, Wink Davis has in fact maintained relationships with both suppliers for over 25 years.

    The primary customers include, but are not limited to, hotels, hospitals, prisons and other institutional laundry service providers. Net revenues of Wink Davis for the twelve months ended June 30, 1997 are approximately $32.6 million. At September 8, 1997, Wink Davis employed 94 people, including 11 sales persons and 43 technical representatives.

    Since the acquisition occurred August 1, 1997, the results of operations of Wink Davis have not been included in the Company's consolidated financial statements.

ITEM 2.  PROPERTIES.

    The Company's headquarters, in which its administrative offices, machinery rebuilding facilities and a substantial portion of its warehouse space are located, is in Charlotte, North Carolina in an approximately 89,000 square foot building that is leased from a partnership owned by Robert S. Speizman and his brother. The City of Charlotte has designated this building an "historic landmark," and, as a result, modifications to the building require prior approval of the Charlotte-Mecklenburg Historic Landmark Commission. The term of the lease extends to March 31, 1998. The annual rent thereunder was $168,400 from January 1, 1993 to March 31, 1995 and $311,500 from April 1995 through March 1996. Annual rent is $356,000 from April 1996 through March 1998. The Company also leases approximately 41,000 square feet of additional warehouse space for approximately $116,000 per year under a lease agreement that expires December 1997, approximately 20,000 square feet of additional warehouse space under a lease that expires December 1997 for an annual rental of $48,000, 45,000 square feet of additional warehouse space under a lease that expires in March 1998 for an annual rental of $112,000, and approximately 10,000 square feet of additional warehouse space on a month-to-month basis for $100 per month, all in Charlotte, North Carolina. The Company leases approximately 250 square feet of office space, in which the headquarters of its Canadian subsidiary are located, in Montreal, Canada, for approximately $315 per month.

Wink Davis leases properties from a partnership owned by C. Alexander Davis, a former shareholder and current President of Wink Davis, and his brother. The table below summarizes the key components of each lease:


                                              Lease Origination                       Monthly Rental     Rental Square
       Location                Use                 Date             Lease Term           Rate               Footage

      Atlanta, Georgia       Corporate office    July 30, 1997       24 months           $ 7,651           23,700
                             and warehouse
      Charlotte, North       Sales Office and    July 30, 1997       24 months           $ 2,012            6,045
      Carolina               warehouse
      Wooddale, Illinois     Sales Office and    July 30, 1997       24 months           $ 6,099            6,500
                             warehouse
      Chester, Virginia      Sales Office and    July 30, 1997       24 months           $ 1,982            6,000
                             warehouse

ITEM 3.  LEGAL PROCEEDINGS.

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1997.

EXECUTIVE OFFICERS OF REGISTRANt

    The following table sets forth certain information regarding the executive officers of the Company:


       NAME                             AGE          POSITIONS WITH THE COMPANY

       Robert S. Speizman.............  57           Chairman of the Board, President and Director
       Josef Sklut....................  68           Vice President-Finance, Secretary, Treasurer and Director
       C. Alexander Davis.............  49           President, Wink Davis Equipment Company, Inc.

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

    C. Alexander Davis has served as President, Wink Davis Equipment Company, Inc., since August 1, 1997, as Executive Vice President, Wink Davis Equipment Co., Inc., from 1973 to July 31, 1997 and as a director of Wink Davis Equipment Company, Inc., from 1973 to July 31, 1997.

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

FISCAL 1996                                             HIGH              LOW
                                                        ----              ---
    First Quarter (ended September 30, 1995) ..          5.12             3.50
    Second Quarter (ended December 30, 1995)...          3.88             2.62
    Third Quarter (ended March 30, 1996).......          4.50             2.50
    Fourth Quarter (ended June 29, 1996).......          5.62             3.50

FISCAL 1997
    First Quarter (ended September 28, 1996) ..          5.75             3.75
    Second Quarter (ended December 28, 1996)...          6.88             4.38
    Third Quarter (ended March 29, 1997).......          7.13             4.50
    Fourth Quarter (ended June 28, 1997).......          6.25             3.88

    As of June 28, 1997, there were approximately 271 stockholders of record of the Common Stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.


                                                                             Fiscal Year Ended
                                                     --------------------------------------------------------
                                                    June 28,   June 29,     July 1,      July 2,    July 3,
                                                      1997       1996         1995        1994       1993


                                                      (IN THOUSANDS, EXCEPT NET INCOME PER SHARE DATA)



   STATEMENT OF INCOME DATA:
    Net revenues .................................   $ 79,103   $ 46,280    $ 61,597    $ 69,526   $ 39,552
    Cost of sales ................................     65,935     40,547      53,986      60,004     32,635
                                                     --------   --------    --------    --------   --------
    Gross profit .................................     13,168      5,733       7,611       9,522      6,917
    Selling, general and administrative expenses .      8,855      6,577       5,478       4,350      3,651
                                                     --------   --------    --------    --------   --------
    Operating income (loss) ......................      4,313       (844)      2,133       5,172      3,266
    Interest (income) expense, net ...............        (18)       (43)        (15)          6        186
                                                     --------    --------    --------   --------   --------
    Income (loss) before taxes on income .........      4,331       (801)      2,148       5,166      3,080
    Taxes (benefit) on income ....................      1,645       (228)        854       1,869        661
                                                     --------   --------    --------    --------   --------
    Net income (loss) ............................      2,686       (573)      1,294       3,297      2,419
    Preferred stock dividends ....................       --         --            41        --          --
                                                     --------   --------    --------    --------   --------
    Net income (loss) applicable to common stock..   $  2,686   $   (573)   $  1,294    $  3,256   $  2,419
                                                     ========   ========    ========    ========   ========

PER SHARE DATA:
    Net income (loss) per share ..................   $    .80   $   (.17)     $  .40    $1.12      $   1.03
    Weighted average number of shares ............      3,354      3,284       3,271       2,905      2,360

BALANCE SHEET DATA:
    Working capital ..............................   $ 18,741   $ 16,313    $ 17,613    $ 16,579   $  4,553
    Total assets .................................     43,174     36,149      35,704      30,160     18,145
    Short-term debt ..............................       --         --            --          --        175
    Long-term debt, including current maturity ...        112        148         147         293      1,060
    Stockholders' equity .........................     20,938     18,203      18,782      17,483      5,137


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

RESULTS OF OPERATIONS

YEAR ENDED JUNE 28, 1997 COMPARED TO YEAR ENDED JUNE 29, 1996

    NET REVENUES. Net revenues in fiscal 1997 were $79.1 million as compared to $46.3 million in fiscal 1996, an increase of $32.8 million or 70.9%. This increase is due to a combination of price and volume increases. This increase reflects a $32.2 million increase in sales of hosiery equipment, a $0.7 million increase in sales of dyeing and finishing equipment, a $0.6 million increase in sales of garment wet processing equipment, a $1.2 million increase in parts and other sales activities partially offset by a $1.9 million decrease in sales of sweater manufacturing and related equipment. The market for hosiery equipment is influenced by the retail sector, changes in technology and general economic conditions affecting the Company's customers.

    COST OF SALES. In fiscal 1997, cost of sales was $65.9 million as compared to $40.5 million in fiscal 1996, an increase of $25.4 million or 62.6%. Cost of sales as a percent of revenue decreased to 83.4% in fiscal 1997 from 87.6% in fiscal 1996. This decrease results from increased demand for hosiery equipment resulting in increased sales prices and increased field service efficiency arising from increased volume. Management cannot predict whether these increased gross profit margins will continue in the future as they are dependent on the market for hosiery equipment.

   SELLING EXPENSES. Selling expenses increased to $5.8 million in fiscal 1997 from $4.7 million in fiscal 1996, an increase of 23.6%. The increase results from overall increased selling activity, including salaries, sales commissions, exhibition expenses and letter of credit expenses. These increases are partially offset by elimination of expenses of the CopyGuard division, which was disposed in fiscal 1996.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for fiscal 1997 totaled $3.0 million, an increase of $1.1 million from $1.9 million in fiscal 1996. The increase results primarily from additional salaries and management bonuses.

     INTEREST INCOME. Interest income is expressed net of interest expense. In fiscal 1997, interest income exceeded interest expense by $18,000. Net interest income was $43,000 in fiscal 1996.

    TAXES (BENEFIT) ON INCOME (LOSS). The provision for income taxes in fiscal 1997 is $1,645,000 or 38.0% of income before taxes. In fiscal 1996 the provision for income taxes is a tax benefit of $228,000 or 28.5% of loss before taxes. The higher effective tax rate in fiscal 1997 results from the combined effects of non-deductible entertainment and life insurance expenses and U.S. profits taxed at rates higher than foreign tax rates.

    NET INCOME (LOSS). Net income for fiscal 1997 increased to $2.7 million compared to a net loss of $0.6 million for fiscal 1996. Net income per share increased to $0.80 per share in fiscal 1997 compared to a net loss per share of $0.17 for fiscal 1996.

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

     INTEREST INCOME. Interest income is expressed net of interest expense. In fiscal 1996, interest income exceeded interest expense by $43,000. Net interest income was $15,000 in fiscal 1995.

    TAXES (BENEFIT) ON INCOME (LOSS). The provision for income taxes in fiscal 1996 is a tax benefit of $228,000 on the $801,000 loss from operations, or 28.5% of the loss. In the prior year, the tax provision was 39.8% of income before taxes. The current year effective rate reflects the combined effects of non-deductible entertainment and life insurance expenses.

    NET INCOME (LOSS). Net income applicable to common stock declined from $1.3 million in fiscal 1995 to a loss of $0.6 million. Net loss per share in fiscal 1996 was $0.17. This compares to $0.40 per share net income in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

    Note regarding Private Securities Litigation Reform Act: Statements made by the Company which are not historical facts are forward looking statements that involve risks and uncertainties. Actual results could differ materially from those expressed or implied in forward looking statements. All such forward looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause financial performance to differ materially from past results and from those expressed and implied in this document include, without limitation, the risks of acqusition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers) availability of financing, competition, management's ability to manage growth, loss of customers, and a variety of other factors.

    The Company's operations require a substantial line of letters of credit to cover its customers' orders. At June 28, 1997, the Company's credit facility provides for an overall facility of $ 25.0 million for letters of credit, including up to $4.0 million in revolving funds. This facility, originally due to expire on October 31, 1999, has been refinanced in conjunction with the purchase of all of the outstanding common stock of Wink Davis Equipment Company.

    The Company entered into a new credit facility on August 1, 1997. This facility provides up to $37.0 million comprised of (a) a $7.0 million term loan with quarterly principal payments of $250,000 beginning December 31, 1997, the balance due July 31, 2000; and (b) up to $30.0 million for letters of credit, including up to $8.5 million in revolving funds. Amounts outstanding under the line of credit bear interest at the greater of prime plus 1% or the Federal Funds Effective Rate plus 1.5% for base rate loans and the 30, 60 or 90 day LIBOR rate plus 2% for LIBOR loans. In connection with this line of credit, the Company granted a security interest in accounts receivable and inventory.

    Working capital at June 28, 1997 was $18.7 million as compared to $ 16.3 million at June 29, 1996, an increase of $2.4 million. Operating activities in fiscal 1997 used $3.4 million in funds. In fiscal 1996, such activities provided $6.4 million in funds. This decrease in cash flow from operations resulted primarily from substantial increases in accounts receivable and inventory. In fiscal 1997, investing activities used $820,000 as compared to usage of $812,000 in the prior year. As a result cash and cash equivalents decreased by $4.2 million to total 3.8 million at June 28, 1997 as compared to $8.0 million at June 29, 1996.

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

DISCLOSURE ABOUT FOREIGN CURRENCY RISK

    A significant number of the Company's purchases of machinery for resale is denominated in Italian Lira. In the ordinary course of business, the Company enters into foreign exchange forward contracts to mitigate the effect of foreign currency movements between the Italian Lira and the US dollar from the time of placing the Company's purchase order until final payment for the purchase is made. The contracts have maturity dates that do not exceed 12 months. Substantially all of the increase or decrease of the Lira denominated purchased price is offset by the gains and losses of the foreign exchange contract. The unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transaction is consummated.

    At June 28, 1997, the Company had contracts maturing through April 1998 to purchase approximately 27.4 billion Lira for approximately $16.2 million, which approximates the spot rate on that date.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    Not applicable.

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


     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The response to this Item 10 is set forth in part under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the remainder is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held November 19, 1997 (the "1997 Proxy Statement") under the sections captioned "Election of Directors," "Certain Information Regarding the Board of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which sections are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    The response to this Item 11 is set forth in the 1997 Proxy Statement under the section captioned "Executive Compensation and Related Information," which section, other than the subsections captioned "Report of the Compensation Committee and the Stock Option Committee on Executive Compensation" and "Comparative Performance Graph," is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The response to this Item 12 is set forth in the 1997 Proxy Statement under the section captioned "Stock Ownership of Certain Beneficial Owners and Management," which section is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The response to this Item 13 is set forth in the 1997 Proxy Statement under the section captioned "Certain Transactions," which section is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are included as part of the Annual Report on Form 10-K:

1.   FINANCIAL STATEMENTS:


                                                                       Page

Report of Independent Certified Public Accountants.....................   F-1
Consolidated Balance Sheets - June 28, 1997 and June 29, 1996..........   F-2
Consolidated Financial Statements for each of the three years in the periods ended June 28, 1997, June 29, 1996 and July 1, 1995:
Consolidated Statements of Operations..................................   F-3
Consolidated Statements of Stockholders' Equity........................   F-4
Consolidated Statements of Cash Flows..................................   F-5
Summary of Accounting Policies.........................................   F-6
Notes to Consolidated Financial Statements.............................   F-8


2.   FINANCIAL STATEMENT SCHEDULES:

Report of Independent Certified Public Accountants......................  S-1
Schedule II - Valuation and Qualifying Accounts.........................  S-2

3.   EXHIBITS:

     The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, and are incorporated herein by reference.

     (b) Reports on Form 8-K

         On August 14, 1997, the Company filed a Current Report on Form 8-K pursuant to Item 2 thereof reporting that on August 1, 1997, the Company purchased all of the outstanding common stock of Wink Davis Equipment Co., Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 131 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SPEIZMAN INDUSTRIES, INC.

Date:   September 25, 1997

                                            By: /s/ Robert S. Speizman
                                                ___________________________

                                                Robert S. Speizman, President


         Pursuant to the requirements of the Securities Act of 1933, this has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signatures                                Title                                   Date


/s/ Robert S. Speizman
_____________________________            President and Director                          September 25, 1997
Robert S. Speizman                       (Principal Executive Officer)


/s/ Josef Sklut
_____________________________            Vice President-Finance, Secretary,              September 25, 1997
Josef Sklut                                 Treasurer and Director
                                            (Principal Financial Officer and
                                              Principal Accounting Officer)


/s/ Steven P. Berkowitz
_____________________________            Director                                        September 22, 1997
Steven P. Berkowitz


/s/ William Gorelick
_____________________________            Director                                        September 22, 1997
William Gorelick


/s/ Scott C. Lea
_____________________________            Director                                        September 25, 1997
Scott C. Lea


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Speizman Industries, Inc.



We have audited the accompanying consolidated balance sheets of SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES as of June 28, 1997 and June 29, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES at June 28, 1997 and June 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 1997, in conformity with generally accepted accounting principles.




Charlotte, North Carolina                              BDO Seidman, LLP
September 9, 1997

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS





                                                                     June 28,       June 29,
                                                                       1997            1996
ASSETS
Current:
    Cash and cash equivalents.................................$      3,832,534    $  7,981,723
    Accounts receivable (Notes 2 and 6) .......................     21,075,138      12,160,449
    Inventories (Notes 3 and 6) ...............................     12,970,134      11,639,552
    Prepaid expenses and other current assets .................      2,988,786       2,340,111
                                                                  ------------    ------------
       TOTAL CURRENT ASSETS ...................................     40,866,592      34,121,835
                                                                  ------------    ------------
Property and Equipment :  (Notes 4 and 7)
    Leasehold improvements ....................................        750,140         550,684
    Machinery and equipment ...................................      1,770,886       1,208,508
    Furniture, fixtures and transportation equipment ..........      1,078,429       1,218,570
                                                                  ------------    ------------
                                                                     3,599,455       2,977,762
    Less accumulated depreciation and amortization ............     (1,811,183)     (1,525,058)
                                                                  ------------    ------------
       NET PROPERTY AND EQUIPMENT .............................      1,788,272       1,452,704
                                                                  ------------    ------------
Other .........................................................        518,957         574,685
                                                                  ------------    ------------
                                                                  $ 43,173,821    $ 36,149,224
                                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
    Accounts payable ..........................................   $ 19,075,766    $ 14,864,567
    Customers' deposits .......................................      1,380,621       2,723,466
    Accrued expenses ..........................................      1,667,621         209,881
    Current maturities of long-term debt (Note 7) .............          1,769          11,051
                                                                  ------------    ------------
       TOTAL CURRENT LIABILITIES ..............................     22,125,777      17,808,965
Long-Term Debt (Note 7) .......................................        110,344         137,334
                                                                  ------------    ------------
       TOTAL LIABILITIES ......................................     22,236,121      17,946,299
                                                                  ------------    ------------

Commitments and Contingencies (Notes 4, 9, 10, 11 and 12)

Stockholders' Equity (Notes 8 and 9):
    Common Stock - par value $.10; authorized 20,000,000
          shares, issued 3,262,866, outstanding 3,235,266; and
          authorized 6,000,000 shares, issued 3,236,199,
          outstanding 3,208,599 ...............................        326,287         323,620
    Additional paid-in capital ................................     12,512,299      12,459,965
    Retained earnings .........................................      8,209,911       5,524,360
    Foreign currency translation adjustment ...................        (11,000)         (5,223)
                                                                  ------------    ------------
       Total ..................................................     21,037,497      18,302,722
    Treasury stock, at cost, 27,600 common shares .............        (99,797)        (99,797)
                                                                  ------------    ------------
       TOTAL STOCKHOLDERS' EQUITY .............................     20,937,700      18,202,925
                                                                  ------------    ------------
                                                                  $ 43,173,821    $ 36,149,224
                                                                  ============    ============




            See accompanying summary of accounting policies and notes
                     to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year Ended
                                 ------------------------------------------
                                 June 28,              June 29,      July 1,
                                  1997                  1996            1995

NET REVENUES (Note 1)........... $79,103,225     $ 46,279,969     $ 61,596,833
                                 ----------       ------------     ----------
COSTS AND EXPENSES:
  Cost of sales.................  65,934,696      40,546,962        53,986,242
  Selling expenses..............   5,810,360       4,699,280         3,582,719
  General and administrative
    expenses....................   3,045,269       1,878,193         1,894,915
                                 -----------      ----------       -----------
     Total costs and expenses...  74,790,325      47,124,435        59,463,876
                                 -----------      ----------       -----------
                                  4,312,900         (844,466)        2,132,957
INTEREST (INCOME) EXPENSE, net
  of interest income of $113,137,
  $126,522 and $101,562........     (17,651)        (43,400)           (14,858)
                                  ---------       ---------      -------------
NET INCOME (LOSS) BEFORE TAXES..   4,330,551       (801,066)         2,147,815
TAXES (BENEFIT) ON INCOME
  (Note 5).....................   1,645,000        (228,000)           854,000
                                 -------------    ----------     -------------
NET INCOME (LOSS)..............  $2,685,551       $(573,066)        $1,293,815
                                 ==========       ==========     ===============
NET INCOME (LOSS) PER SHARE....       $0.80           $(0.17)            $0.40
                                 ==========       ==========     ==============
Weighted average number of
 common and equivalent
 shares.......................    3,353,786        3,283,828          3,271,464
                                 ==========       ==========     ==============




            See accompanying summary of accounting policies and notes
                     to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                                                              Foreign
                                                               Additional                    Currency
                                    Common         Common        Paid-In        Retained    Translation     Treasury   Stockholders'
                                    Shares          Stock         Capital       Earnings     Adjustment       Stock         Equity
                                    ------      ----------     -----------      --------     ----------    -----------------------

     BALANCE, JULY 2, 1994....... 3,234,949    $  323,495     $ 12,455,590   $ 4,803,611    $      -       $  (99,797)   $17,482,899
     Net  income.................                       -               -      1,293,815           -               -       1,293,815
     Exercise of stock options...     1,250           125           4,375             -            -               -           4,500
     Foreign currency translation
         adjustment..............       -             -                 -              -           731             -             731
                                  ----------   ------------       ---------   -----------      ---------     ---------   ----------
     BALANCE, JULY 1, 1995        3,236,199       323,620      12,459,965      6,097,426           731       (99,797)     18,781,945
     Net Loss....................       -              -            -          ( 573,066)          -               -       (573,066)
     Foreign currency translation
         adjustment..............       -              -            -                 -         (5,954)            -         (5,954)
                                  ---------    ---------        ----------      ------------    ------       ---------     ---------
     BALANCE, JUNE 29, 1996       3,236,199       323,620      12,459,965      5,524,360       (5,223)       (99,797)    18,202,925
     Net  income.................         -           -               -        2,685,551            -            -        2,685,551
     Exercise of stock options...    26,667         2,667          52,334           -               -            -           55,001
     Foreign currency translation
         adjustment..............       -             -             -               -           (5,777)            -         (5,777)
                                  ---------     -----------     ----------     ------------    ---------     ----------     -------
     BALANCE, JUNE 28, 1997.....  3,262,866    $  326,287     $12,512,299    $ 8,209,911   $  (11,000)    $  (99,797)   $20,937,700
                                  =========     =========      ==========     ==========    ==========     =========     ==========


            See accompanying summary of accounting policies and notes
                     to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Year Ended
                                                         -----------------------------
                                                          June 28,       June 29,       July 1,
                                                            1997           1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .................................. $ 2,685,551    $  (573,066)   $ 1,293,815
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
  Depreciation and amortization ......................     484,152        173,336        166,965
  Provision for losses on accounts receivable ........     214,521        113,500        171,477
  Provision for inventory obsolescence ...............     154,133        139,436        200,000
  Provision for deferred income taxes ................    (121,000)       (58,000)       (75,000)
  Provision for deferred compensation ................     (25,220)         6,782             (6)
  Foreign currency translation adjustment ............      (5,777)        (5,954)           731
 (Increase) decrease in:
    Accounts receivable ..............................  (9,129,210)     3,804,734     (1,079,970)
    Inventories ......................................  (1,484,715)     1,649,026     (6,331,178)
    Prepaid expenses .................................    (701,675)       159,244     (1,176,461)
    Other assets .....................................     229,728        (69,076)        43,662
 Increase (decrease) in:
        Accounts payable .............................   4,211,199       (192,360)     5,015,062
        Accrued expenses and customers' deposits......     114,895      1,214,580      (623,547)
                                                       -----------    -----------    -----------
   Net cash provided by (used in) operating activities  (3,373,418)     6,362,182     (2,394,450)
                                                       -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital  expenditures .............................    (846,845)    (1,159,659)      (520,274)
   Proceeds from property and equipment disposals.....      27,125        347,557         59,377
                                                       -----------    -----------    -----------
 Net cash used in investing  activities...............      43,949       (812,102)      (460,897)
                                                       -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long term debt.................     (11,052)       (5,216)      (145,958)
 Issuance of common stock upon exercise of stock
    options ..........................................      55,001           --           4,500
                                                       -----------    -----------    -----------
    Net cash provided by (used in) financing
      activities .....................................      43,949        (5,216)      (141,458)
                                                       -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ................................... (4,149,189)     5,544,864     (2,996,805)
  CASH AND CASH EQUIVALENTS, at beginning of year.....  7,981,723      2,436,859      5,433,664
                                                       -----------    -----------    -----------
  CASH AND CASH EQUIVALENTS, at end of year ......... $ 3,832,534    $ 7,981,723    $ 2,436,859
                                                      ============   ============   ============

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

REVENUE RECOGNITION
       The major portion of the Company's revenues consists of sales and commissions on sales of machinery and equipment. The profit derived therefrom is recognized in full at the time of shipment.

CASH AND CASH EQUIVALENTS
       For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

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

FOREIGN EXCHANGE CONTRACTS
       The Company enters into foreign currency contracts to reduce the foreign currency exchange risks. Foreign currency hedging contracts obligate the Company to buy a specified amount of a foreign currency at a fixed price in specific future periods. Realized and unrealized gains and losses are recognized in net income in the period of the underlying transaction. As of June 28, 1997, the Company had contracts maturing through April 1998 to purchase approximately 27.4 billion Lira for approximately $16.2 million, which approximates the spot rate on that date.

TAXES ON INCOME
       The Company has adopted the FAS Statement No. 109, "Accounting for Income Taxes". Accordingly, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Income tax expense will increase or decrease in the same period in which a change in tax rates is enacted.

INCOME PER SHARE
       Income per share is computed on the weighted average number of common and equivalent shares outstanding during the period. Common equivalent shares include those common shares, which would be issued upon the exercise of the stock options, when dilutive, net of shares assumed to have been repurchased with the proceeds.

FISCAL YEAR
       The Company maintains its accounting records on a 52-53 week fiscal year. The fiscal year ends on the Saturday closest to June 30. Years ending June 28, 1997, June 29, 1996 and July 1, 1995 included 52 weeks.

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

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                  SUMMARY OF ACCOUNTING POLICIES - (CONTINUED)


NEW ACCOUNTING PRONOUNCEMENTS

       In February 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings per Share", which established new standards for computations of earnings per share. Statement No. 128 will be effective for periods ending after December 15, 1997 and will require presentation of: (1) "Basic Earnings per Share", computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period and (2) "Diluted Earnings per Share", which gives effect to all dilutive potential common shares that were outstanding during the period, by increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Had FAS 128 been effective for the years ended June 28, 1997 and June 29, 1996, basic and diluted earnings per share would have been as follows:

                                         June 28, 1997      June 29, 1996
     Basic earnings per share..............  $0.83            $(0.17)
     Diluted earnings pe share.............  $0.82            $(0.17)

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS
130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

              SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementations of this standard.

       In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about SEGMENTS OF AN ENTERPRISE and RELATED INFORMATION, (SFAS
131) which supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

              SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS AND CREDIT RISK CONCENTRATION

       The Company is engaged in the distribution of machinery for the textile industry. With operations in the United States, Canada and the United Kingdom, the Company primarily sells to customers located within the United States. Export sales from the United States were approximately $12,433,000, $7,196,000 and $8,547,000 during fiscal 1997, 1996 and 1995, respectively. There were no export sales by the Canadian operations. Sales of the Company's United Kingdom subsidiary amounted to approximately $1,901,000 in 1997, essentially all of which were to customers in the United Kingdom. This operation was closed during fiscal 1997 with no significant current or on-going impact to the Company's operations.

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

       A substantial amount of the Company's revenues are generated from the sale of sock knitting and other machines manufactured by Lonati, S.p.A. and one of its wholly owned subsidiaries (Santoni). Sales by the Company in the United States and Canada of machines manufactured by Lonati, S.p.A., generated the following percentages of the Company's net revenues: 60.1% in 1997, 46.2% in 1996 and 44.4% in 1995. In addition, sales of Santoni machines in the United States and Canada generated 7.0%, 4.8% and 9.3% of the Company's net revenues in fiscal 1997, 1996 and 1995, respectively. In 1997, approximately 11% and 10% of revenues consisted of sales to the Company's two largest customers. In 1996, approximately 9% and 6% of revenues consisted of sales to the Company's two largest customers. In 1995, approximately 7% and 5% of revenues consisted of sales to the Company's two largest customers. Generally, the customers contributing the most to the Company's net revenues vary from year to year.

NOTE 2 -- ACCOUNTS RECEIVABLE

       Accounts receivable are summarized as follows:
                                                  June 28, 1997   June 29, 1996
          Trade                                     $ 21,549,61    $12,420,405
          Less allowance for doubtful accounts         (474,477)      (259,956)
                                                     ----------    ------------
          Net accounts receivable                  $ 21,075,138    $12,160,449
                                                    ===========    ============
NOTE 3 -- INVENTORIES

       Inventories are summarized as follows:
                                              June 28, 1997   June 29, 1996
             Machines

               New                        $    3,961,362        $ 1,645,825
               Used                            4,807,479          6,565,310
             Parts and supplies                4,201,293          3,428,310
                                           -------------        -----------
                   Total                      12,970,134        $11,639,552
                                           =============        ===========
NOTE 4 -- LEASES

       The Company conducts its operations from leased facilities which include both offices and warehouses. Its primary operating facility is leased from a partnership in which Mr. Robert S. Speizman, the Company's president, has a 50% interest. The lease extends through March 1998. Lease payments to the partnership approximated $356,000, $323,000, and $204,000 in fiscal years 1997, 1996 and 1995, respectively.

       The Company leases furniture and fixtures under noncancelable capital lease agreements which expire at various dates through 1998.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

       Capitalized leases included in property and equipment are summarized as follows:

                                                                        June 28, 1997      June 29, 1996
                                                                      --------------     --------------
Furniture, fixtures and transportation equipment                      $        6,568     $      105,264
Less accumulated amortization.....................................            (2,069)           (89,037)
                                                                      --------------     --------------
Net leased property...............................................    $        4,499     $       16,227
                                                                      ==============     ==============


       As of June 28, 1997, future net minimum lease payments under capital leases and future minimum rental payments required under operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

                                                                           Capital          Operating
                                                                            Leases            Leases
                                                                           -------          ---------
1998..............................................................     $     2,180         $ 605,193
1999..............................................................               -           181,102
2000..............................................................               -            69,719
2001..............................................................               -             4,936
2002..............................................................               -             4,936
Beyond............................................................               -             9,873
                                                                         --------------     ----------
     Total minimum lease payments ................................     $     2,180         $ 875,759
                                                                                            ========
     Less amount representing interest............................            (411)
                                                                       -----------
     Present value of net minimum lease payments                       $      1,769
                                                                         ==========


       Total rent expense for operating leases approximated $1,021,600, $791,400 and $515,800 for fiscal years 1997, 1996 and 1995, respectively.

NOTE 5 -- TAXES ON INCOME

       Provisions for federal and state income taxes in the consolidated statements of operations are made up of the following components:

                                                             1997               1996               1995
                                                             ----               ----               ----
Current:
    Federal......................................      $  1,482,000       $    (70,000)       $  673,000
    Foreign......................................             2,000            (85,000)           74,000
    State........................................           282,000            (15,000)          182,000
                                                       ------------       ------------          ---------
                                                          1,766,000           (170,000)          929,000
                                                       ------------       ------------          ---------
Deferred:
    Federal......................................           (87,000)           (50,000)       $  (54,000)
    State........................................           (34,000)            (8,000)          (21,000)
                                                       ------------       ------------          ---------
                                                           (121,000)           (58,000)          (75,000)
                                                       ------------       ------------          ---------

Total taxes (benefit) on income..................      $  1,645,000       $   (228,000)       $  854,000
                                                          =========        ============         =========


       Deferred tax benefits and liabilities are provided for the temporary differences between the book and tax bases of assets and liabilities. Deferred tax assets (liabilities) are reflected in the consolidated balance sheets as follows:

                                                                      June 28, 1997        June 29, 1996
Net current assets................................................    $    383,000       $    436,000
Net noncurrent assets (liabilities)...............................         152,000            (22,000)
                                                                       -----------        -----------
                                                                      $    535,000       $    414,000
                                                                       ===========        ===========

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

       Principal items making up the deferred income tax assets (liabilities) are as follows:

                                                                           Year Ended
                                                            -----------------------------------------
                                                                   June 28,               June 29,
                                                                     1997                   1996
Inventory valuation reserves.................................  $   162,000             $  191,000
Depreciation.................................................     (107,000)               (78,000)
Deferred charges.............................................      107,000                 69,000
Capitalized leases...........................................            -                  4,000
Inventory capitalization ....................................      191,000                130,000
Accounts receivable reserves.................................      182,000                 97,000
Other.........................................................           -                  1,000
                                                               -----------             ----------
    Net deferred tax asset...................................  $   535,000             $  414,000
                                                                ==========              =========


         The Company's effective income tax rates were different than the U.S. Federal statutory tax rate for the following reasons:

                                                                       1997          1996          1995
                                                                       ----          ----          ----
U.S. Federal statutory tax rate...................................     34.0%         34.0%        34.0%
State income taxes, net of Federal income tax benefit                  4.3            3.6          3.5
Non-deductible expenses...........................................     1.5           (5.3)         1.7
Foreign tax rates.................................................     (0.8)         (4.9)         1.2
Net tax effect of prior year adjustments..........................       -            2.5           -
Other.............................................................     (1.0)         (1.4)        (0.6)
                                                                       -----         -----        -----
Effective tax rate................................................     38.0%         28.5%        39.8%
                                                                       ====          ====         ====


NOTE 6 -- LINE OF CREDIT

         The Company has a credit facility with NationsBank, expiring October 31, 1999. This facility provides $25.0 million including up to a maximum of $4.0 million for direct borrowings, with the balance available for the issuance of documentary letters of credit. Amounts outstanding under the line of credit bear interest at the greater of prime plus 1% or the Federal Funds Effective Rate plus 1.5% for base rate loans and the 30, 60 or 90 day LIBOR rate plus 2.0% for LIBOR loans. In connection with this line of credit, the Company granted a security interest in accounts receivable and inventory, as defined in the loan agreement. (See Note 12)

         This credit facility contains certain covenants that require, among other things, the Company to maintain levels of current assets to current liabilities, total liabilities to net worth, working capital, tangible net worth, restrictions on dividends and certain fixed charge coverage. As of June 28, 1997, the Company was in compliance with such covenants.

         This credit facility was refinanced on August 1, 1997 in conjunction with the purchase of Wink Davis Equipment Company. (See Note 13)

NOTE 7 -- LONG-TERM DEBT

         Long-term debt consists of:

                                                               June 28, 1997                      June 29, 1996

                                                           Total             Current             Total              Current
Capital lease obligations (Note 4)                    $     1,769        $      1,769       $     12,821       $     11,051
Other..........................................           110,344                   -            135,564                  -
                                                          -------        ------------           --------          ---------
Total..........................................           112,113        $      1,769            148,385       $     11,051
                                                                          ===========                             =========
Current maturities.............................          (  1,769)                               (11,051)
                                                        ---------                               --------
                                                      $   110,344                           $    137,334
                                                          =======                                =======


         Annual maturities of long-term debt are 1998, $1,769; 1999, $0; 2000, $0; 2001, $0; 2002, $0; thereafter, $110,344.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 8 -- STOCK OPTIONS

         The Company has reserved 125,000, 250,000, 145,000 and 145,000 shares of Common Stock under four employee stock plans, adopted in 1981, 1991, 1995 and 1996, respectively. As of June 28, 1997, options to purchase 11,522, 165,403, 145,000 and 145,000 were outstanding under the 1981, 1991, 1995 and 1996 Plans, respectively. Each option granted under the 1981, 1991 and 1995 Plans becomes exercisable in cumulative increments of 20%, 50%, 80% and 100% on the first, second, third and fourth anniversaries of the date of grant respectively. Each option granted under the 1996 Plan becomes exercisable in cumulative increments of 50 and 100% on the first and second anniversaries of the date of grant respectively. All options, subject to certain exceptions with regard to termination of employment and the percentage of outstanding shares of common stock owned, must be exercised within ten (10) years from the date of the grant. The option price under the 1981 and 1991 Plans, subject to certain exceptions, may not be less than 100% of the fair market value per share of Common Stock on the date of the grant of the option or 110% of such value for persons who control 10% or more of the voting power of the Company's stock on the date of the grant. The option price under the 1995 and 1996 Plans is not limited and may be less than 100% of the fair market value on the date of the grant. A summary of employee stock option transactions and other information for 1997, 1996, and 1995 follows:

                                                                                  Year Ended
                                                 -------------------------------------------------------------------------------
                                                                     Weighted                 Weighted                  Weighted
                                                          June 28,   Average    June 29,      Average      July 1,      Average
                                                            1997     Price/Sh.     1996       Price/Sh.      1995       Price/Sh.
Shares under option, beginning of year                  334,092      $3.13       150,429       $3.15      124,957      $2.71
Options granted................................         159,500       6.00       183,663        3.10       29,722       4.84
Options exercised..............................         (26,667)      2.06          -             -        (1,250)      1.88
Options expired................................               -        -            -             -        (3,000)      1.88
                                                    -----------   ---------    -----------     -------   ----------     -----
Shares under option, end of year...............         466,925    $  4.17       334,092     $  3.13      150,429    $  3.15
                                                    ===========   =========    ===========     ======   ===========    ======
Options exercisable............................         141,668                  117,086                   78,521
                                                    ===========               ===========              ===========
Prices of options exercised....................     $2.063                      -                       $.75 to
                                                                                -                       $1.875
Prices of options outstanding, end of year          $.75 to                  $.75 to                    $.75 to
                                                    $6.00                    $5.50                      $5.50

         The Company has reserved 15,000 shares of Common Stock under a non-employee directors stock option plan adopted in 1995. Each option granted under the Plan becomes exercisable in cumulative increments of 50% and 100% on the first and second anniversaries of the date of the grant, respectively, and subject to certain exceptions must be exercised within ten (10) years from the date of the grant. The option price equals the fair market value per share of Common Stock on the date of the grant. Options to purchase 6,000 shares were granted and outstanding at the end of the year at a price of $2.875 to $5.4375.

         A summary of non-employee directors stock option and other information for 1997 and 1997 follows:

                                                                                 Year Ended
                                                               --------------------------------------------------------
                                                                                   Weighted                  Weighted
                                                                      June 28,     Average       June 29,    Average
                                                                         1997      Price/Sh.        1996     Price/Sh.
Shares under option, beginning of year.......................          3,000       $2.88              -      $    -
Options granted..............................................           3,000       5.44          3,000        2.88
Options exercised............................................               -          -              -           -
Options expired..............................................               -          -              -           -
                                                                  -----------     -------     -------------   -------
Shares under option, end of year.............................           6,000    $  4.16           3,000    $  2.88
                                                                  ===========   =========    =============  ========
Options exercisable..........................................           1,500                         -
                                                                  ===========                =============
Prices of options exercised..................................              -                          -
Prices of options outstanding, end of year ..................     $2.875 to                       $2.875
                                                                  $5.4375

                   SPEIZMAN INDUSTRIES INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants: expected lives of 9.2 years, expected volatility of 0.578, risk-free interest rate of 6.5% and dividend yield of 0.0%.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been changed to the pro forma amounts indicated below:

                                                                     Year Ended                    Year Ended
                                                                   June 28, 1997                  June 29, 1996
Pro forma net income .........................................      $  2,512,366                  $  (627,969)
Pro forma earnings per share .................................           $  0.75                      $ (0.19)


        The following table summarizes information about stock options outstanding at June 28, 1997:

RANGE OF EXERCISE PRICES                                          $0.75 to $6.00
Outstanding options
    Number outstanding at June 28, 1997                                  472,925
    Weighted average remaining contractual life (years)                      7.8
    Weighted average exercise price                                      $  4.17
Exercisable options
    Number outstanding at June 28, 1997                                  143,168
    Weighted average exercise price                                      $  3.06

The Weighted-average fair value of options granted during the year was $4.47.


NOTE 9 -- STOCK REDEMPTION AGREEMENT

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

         At June 28, 1997, there were 635,649 common shares covered by the above agreement. The face value of life insurance carried by the Company under this agreement amounts to $1,150,000.

NOTE 10 -- DEFERRED COMPENSATION PLANS

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

         Charges to operations applicable to those agreements were approximately $48,885, $53,885 and $43,885 for the fiscal years 1997, 1996 and 1995, respectively.

NOTE 11 -- EMPLOYEES' RETIREMENT PLAN

         The Company adopted a 401(k) retirement plan, effective October 1, 1989, for all qualified employees of the Company to participate in the plan. Employees may contribute a percentage of their pretax eligible compensation to the plan, and the Company matches 50% (25% prior to September 13, 1996) of each employee's contribution up to 4% of pretax eligible compensation. The Company's matching contributions totaled approximately $47,000, $21,000 and $17,000 in fiscal years 1997, 1996 and 1995, respectively.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

         The Company had outstanding commitments backed by letters of credit of approximately $16,631,000 and $13,244,000 at June 28, 1997 and June 29, 1996,
respectively, relating to the purchase of machine inventory for delivery to customers.

                   SPEIZMAN INDUSTRIES INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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


NOTE 13 -- SUBSEQUENT EVENT

         On August 1, 1997, the Company purchased all of the outstanding common stock of Wink Davis Equipment Company, Inc. ("Wink Davis"), pursuant to a Stock Purchase Agreement dated July 31, 1997. The Company paid $9.5 million. There is an additional conditional payment of up to $1.5 million in cash over a five-year period based on certain pre-tax earnings calculations. Wink Davis is based in Atlanta, Georgia and distributes laundry equipment and parts, principally in the southeastern United States, as well as in the Chicago, Illinois area. The acquisition has been accounted for by the purchase method at August 1, 1997. Since the acquisition was accounted for at August 1, 1997, the results of operations of Wink Davis have not been included in the Company's consolidated financial statements. Net revenues of Wink Davis for the twelve months ended June 30, 1997 were approximately $32.6 million.

NOTE 14 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                                Year Ended
                                                               --------------------------------------------------------------------
                                                                        June 28,                 June 29,                 July 1,
                                                                          1997                     1996                     1995
Cash paid during year for:
  Interest...................................................     $     101,315            $      81,578             $   86,704
  Income taxes...............................................         1,440,696                  120,086                524,464


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



SPEIZMAN INDUSTRIES, INC.


The audits referred to in our report dated September 9, 1997, relating to the consolidated financial statements of Speizman Industries, Inc. and subsidiaries which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein.



Charlotte, North Carolina                               BDO Seidman, LLP
September 9, 1997
                                      S-1

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS



Column A                                     Column B            Column C          Column D           Column E            Column F
                                             Balance at          Charged to        Charged to         Deductions          Balance
                                             beginning           costs and         other              from                at end
Description                                  of period           expenses          accounts           reserves            of period
Fiscal year ended July 1, 1995:
     Reserve for doubtful accounts ..........$ 69,701            $171,477          $    -             $ 34,020            $207,158
     Reserve for inventory obsolescence .....$611,031            $200,000          $    -             $215,041            $595,990
Fiscal year ended June 29, 1996:
     Reserve for doubtful accounts ..........$207,158            $113,500          $    -             $ 60,702            $259,956
     Reserve for inventory obsolescence .....$595,990            $139,436          $    -             $226,456            $508,970
Fiscal year ended June 28, 1997:
     Reserve for doubtful accounts ..........$259,956            $233,671          $    -             $ 19,150            $474,477
     Reserve for inventory obsolescence .....$508,970            $154,133          $    -             $241,629            $421,474






                            SPEIZMAN INDUSTRIES, INC.
                                INDEX TO EXHIBITS



  EXHIBIT                                                                                                           SEQUENTIAL
  NUMBER                                           DESCRIPTION OF EXHIBIT                                            PAGE NO.
  ------                                           ----------------------                                            --------
  3.1        Certificate of Incorporation of Speizman Industries, Inc. (the
             "Company").  (Incorporated by reference to Exhibit 3.1 contained in the Company's Registration Statement on Form S-1 (the "1993
             Form S-1"), registration number 33-69748, filed with the
             Securities and Exchange Commission (the "Commission") on
             September 30, 1993, and amendments thereto.)
  3.2        Certificate of Amendment to Certificate of Incorporation of the
             Company, dated December 4, 1978. (Incorporated by reference to
             Exhibit 3.2 contained in the 1993 Form S-1.)
  3.3        Certificate of Amendment to Certificate of Incorporation of the
             Company, dated February 8, 1993. (Incorporated by reference to
             Exhibit 3.3 contained in the 1993 Form S-1.)
  3.4        Certificate of Amendment of Certificate of Incorporation of the
             Company, dated January 31, 1997.
  3.5        Bylaws of the Company, as amended November 7, 1978. (Incorporated by reference to Exhibit 3.6 contained in the 1993 Form S-1.)
  4.1        Certificate of Incorporation of the Company as currently in effect
             (included as Exhibits 3.1 through 3.5). (Incorporated by reference to Exhibit 4.1 contained in the 1993 Form S-1.)
  4.2        Bylaws of the Company, as amended November 7, 1978. (Incorporated by reference to Exhibit 4.2 contained in the 1993 Form S-1.)
  4.3        Specimen Common Stock Certificate. (Incorporated by reference to
             Exhibit 4.3 contained in the 1993 Form S-1.)
  10.1       Agency Agreement between the Company and Lonati, S.r.l., Brescia,
             Italy ("Lonati"), dated January 2, 1992, relating to the Company's distribution of machines in the United States. (Incorporated by reference to Exhibit 10.1 contained in the 1993 Form S-1.)
  10.2       Agency Agreement between the Company and Lonati, dated January 2,
             1992, relating to the Company's distribution of machines in Canada.
             (Incorporated by reference to Exhibit 10.2 contained in the 1993
             Form S-1.)
  10.3       Distribution Agreement by and between Company and Lonati, dated
             January 2, 1997, relating to the Company's distribution of circular knitting machines, ladies and men in Mexico.
  10.4       Agency Agreement between the Company and Santoni, S.r.l., Brescia,
             Italy ("Santoni"), dated January 2, 1992 ("Santoni Agreement").
             (Incorporated by reference to Exhibit 10.3 contained in the 1993
             Form S-1.)
  10.5       Letter from Santoni relating to the Santoni Agreement, dated June
             8, 1992. (Incorporated by reference to Exhibit 10.4 contained in the 1993 Form S-1.)
  10.6       Letter Agreement between the Company and Santoni relating to the
             Santoni Agreement, dated July 21, 1993. (Incorporated by reference to Exhibit 10.5 contained in the 1993 Form S-1.)
  10.7       Distributorship Agreement between the Company and Conti Complett,
             S.p.A., Milan, Italy, dated October 2, 1989. (Incorporated by reference to Exhibit 10.8 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994, File No.
             0-8544, filed with the Commission on September 30, 1994 (the "1994
             Form 10-K").)
  10.8       Letter from Orizio Paolo, S.p.A., Brescia, Italy, dated July 18,
             1995, appointing Company as its exclusive distributor.
             (Incorporated by reference to Exhibit 10.15 contained in the
             Company's Annual Report on Form 10-K for the fiscal year ended July
             1, 1995, File No. 0-8544, filed with the Commission on September
             29, 1995 (the "1995 Form 10-K").)
  10.9       Independent Distributor Agreement between the Company and Orizio
             Paolo, S.p.A., dated August 1, 1995. (Incorporated by reference to
             Exhibit 10.15.1 contained in the Company's Annual Report on Form
             10-K for fiscal year ended June 29, 1996, File No. 0-8544, filed with the Commission on September 25, 1996 (the "1996 Form 10-K").)
  10.10      Split Dollar Insurance Agreement, dated January 15, 1992, between the Company and Richard A. Bigger, Jr., Successor Trustee of the
             Robert S. Speizman Irrevocable Insurance Trust. (Incorporated by
             reference to Exhibit 10.13 contained in the 1993 Form S-1.)



  10.11      First Amendment to Split Dollar Insurance Agreement, dated
             September 4, 1996, between the Company and Richard A. Bigger,
             Jr., Successor Trustee of the Robert S. Speizman Irrevocable
             Insurance Trust. (Incorporated by reference to Exhibit 10.16.1 contained in the Company's 1996 Form 10-K.)
  10.12      Lease Agreement between the Company and Speizman Brothers
             Partnership, dated as of December 12, 1990. (Incorporated by reference to Exhibit 10.14 contained in the 1993 Form S-1.)
  10.18      Lease Amendment and Extension Agreement between the Company and
             Speizman Brothers Partnership dated April 1, 1995. (Incorporated by reference to Exhibit 10.18 contained in the Company's 1995 Form
             10-K.)
  10.13 Second Lease Amendment and Extension Agreement between the Company and Speizman Brothers Fifth Street Partnership (formerly Speizman
             Brothers Partnership), dated April 1, 1996. (Incorporated by reference to Exhibit 10.18.1 contained in the Company's 1996 Form
             10-K.)
  10.14 Deed of Lease between Speizman Canada, Inc., and Metro II & III, undated, as renewed by letter agreement, dated February 17, 1992.
             (Incorporated by reference to Exhibit 10.19 contained in the 1993
             Form S-1.)
  10.15      Letter Agreement extending lease between Speizman Canada, Inc., and
             Metro II & III, dated October 21, 1994. (Incorporated by reference to Exhibit 10.20 contained in the Company's 1995 Form 10-K.)
  10.16      Memorandum of Agreement of Extension of Lease between Speizman
             Canada, Inc., and Metro II & III, dated November 21, 1995.
             (Incorporated by reference to Exhibit 10.20.1 contained in the Company's 1996 Form 10-K.)
  10.17      Memorandum of Agreement of Extension of Lease between Speizman
             Canada, Inc., and Metro II & III, dated January 29, 1997.
  10.18 Agreement of Lease between the Company and LBA Properties, Inc., dated June 2, 1994. (Incorporated by reference to Exhibit 10.17.1 contained in the Company's 1994 Form 10-K.)
  10.19      Lease Agreement between the Company and B.F. Knott, dated May 12,
             1993. (Incorporated by reference to Exhibit 10.18 contained in the Company's 1994 Form 10-K.)
  10.20      Modification and Extension of Lease between the Company and B.F.
             Knott, dated March 29, 1994. (Incorporated by reference to Exhibit
             10.18.1 contained in the Company's 1994 Form 10-K.)
  10.21      Modification and Extension of Lease between the Company and B.F.
             Knott, dated October 17, 1994. (Incorporated by reference to
             Exhibit 10.24 contained in the Company's 1995 Form 10-K.)
  10.22      Modification and Extension of Lease between the Company and B.F.
             Knott, dated February 13, 1995. (Incorporated by reference to
             Exhibit 10.25 contained in the Company's 1995 Form 10-K.)
  10.23 Modification and Extension of Lease between the Company and Berryhill Investment Company, LLC, dated September 27, 1995.
             (Incorporated by reference to Exhibit 10.25.1 contained in the Company's 1996 Form 10-K.)
  10.24      Lease Agreement between the Company and Daniel H. Porter, dated
             August 17, 1995. (Incorporated by reference to Exhibit 10.26 contained in the Company's 1995 Form 10-K.)
  10.25      Extension of Lease Agreement between the Company and Daniel H.
             Porter, dated May 14, 1997.
  10.26      Lease Agreement between the Company and Kathryn B. Godley, dated
             March 5, 1996. (Incorporated by reference to Exhibit 10.27 contained in the Company's 1996 Form 10-K.)
  10.27 Lease Agreement between the Company and Hans L. Lengers, LLC, dated February 15, 1996. (Incorporated by reference to Exhibit
             10.28 contained in the Company's 1996 Form 10-K.)
  10.28* 1981 Incentive Stock Option Plan of the Company. (Incorporated by reference to Exhibit 10.19 contained in the 1993 Form S-1.)
  10.29*     1991 Incentive Stock Option Plan and Amendment to 1981 Incentive
             Stock Option Plan of the Company. (Incorporated by reference to Exhibit 10.20 contained in the 1993 Form S-1.)
  10.30*     1991 Incentive Stock Option Plan, as Amended and Restated
             Effective September 20, 1993, of the Company. (Incorporated by reference to Exhibit 10.21 contained in the 1993 Form S-1.)
  10.31* Speizman Industries, Inc. Nonqualified Stock Option Plan as amended on October 4, 1996. (Incorporated by reference to Exhibit
             99.1 to the Company's Registration Statement on Form S-8, registration no. 333-23503, filed with the Commission on March
             18, 1997.)
  10.32* Speizman Industries, Inc. 1995 Stock Option Plan. (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, registration number 333-06287, filed with the Commission on June 19, 1996.)
  10.33* Restated Deferred Compensation Agreement, dated May 22, 1989, between the Company and Josef Sklut, as amended by Amendment to Deferred Compensation Agreement, dated December 30, 1992 (the
             "Deferred Compensation Agreement"). (Incorporated by reference to
             Exhibit 10.27 contained in the 1993 Form S-1.)
  10.34* Restated Trust Agreement, dated May 22, 1989, between the Company and First Citizens Bank and Trust Company, as amended by First
             Amendment to Trust Agreement dated December 30, 1992, relating to the Deferred Compensation Agreement. (Incorporated by reference to Exhibit 10.28 contained in the 1993 Form S-1.)
  10.35* Executive Bonus Plan of the Company, adopted February 2, 1990, as amended March 5, 1990. (Incorporated by reference to Exhibit 10.29 contained in the 1993 Form S-1.)
  10.36*     Executive Bonus Plan of the Company, adopted July 20, 1993.
             (Incorporated by reference to Exhibit 10.30 contained in the 1993
             Form S-1.)
  10.37*     Resolutions of the Company's Board of Directors dated November 15,
             1995, extending Executive Bonus Plan adopted July 20, 1993.
             (Incorporated by reference to Exhibit 10.34 contained in the Company's 1995 Form 10-K).
  10.38 Redemption Agreement between the Company and Robert S. Speizman, dated May 31, 1974, as amended by Modified Redemption Agreement, dated April 14, 1987, Second Modified Redemption Agreement, dated
             September 30, 1991, and Third Modified Redemption Agreement, dated as of July 14, 1993. (Incorporated by reference to Exhibit 10.34 contained in the 1993 Form S-1.)
  10.39      Fourth Modified Redemption Agreement between the Company and
             Robert S. Speizman, dated September 14, 1994. (Incorporated by reference to Exhibit 10.36 contained in the Company's 1995 Form
             10-K).
  10.40      NationsBank of North Carolina, National Association $12,000,000
             Credit Facility for Speizman Industries, Inc., dated April 19,
             1994. (Incorporated by reference to Exhibit 10.45 contained in the 1994 Form 10-K.)
  10.41      1995 Consolidated Amendment Agreement to Loan Agreement and
             Related Documents dated May, 1995. (Incorporated by reference to
             Exhibit 10.38 contained in the Company's 1995 Form 10-K).
  10.42 1995 Second Consolidated Amendment Agreement to Loan Agreement and Related Documents, dated September 1, 1995. (Incorporated by reference to Exhibit 10.43 contained in the Company's 1996 Form
             10-K.)
  10.43      1995 Third Consolidated Amendment Agreement to Loan Agreement and
             Related Documents, dated October 31, 1995. (Incorporated by reference to Exhibit 10.44 contained in the Company's 1996 Form
             10-K.)
  10.44      1996 First Consolidated Amendment Agreement to Loan Agreement and
             Related Documents, dated May 15, 1996. (Incorporated by reference to Exhibit 10.45 contained in the Company's 1996 Form 10-K.)
  10.45 1996 Second Consolidated Amendment Agreement to Loan Agreement and Related Documents, dated June 26, 1996. (Incorporated by reference to Exhibit 10.46 contained in the Company's 1996 Form
             10-K.)
  10.46      1996 Third Consolidated Amendment Agreement to Loan Agreement and
             Related Documents, dated August 26, 1996. (Incorporated by reference to Exhibit 10.47 contained in the Company's 1996 Form
             10-K.)
  10.47 Nationsbank $25,000,000 amended and restated credit facility, dated December 19, 1996.
  10.48 Nationsbank $37,000,000 amended and restated credit facility, dated July 31, 1997.
  10.49      Stock Purchase Agreement, dated as of July 31, 1997, by and among
             Speizman Industries, Inc. and Wink Davis, Jr., C. Alexander
             Davis, Wingfield Austin Davis IIII, Taylor Ferrell Davis, Allison
             Davis Jabaley, Matthew Worley Davis, Amy Butler Davis and Kyle
             Alexander Davis. (Incorporated by reference to Exhibit 3 contained in the Company's Current Report on Form 8-K, File No.
             0-8544, filed on August 14, 1997.)
  10.50      Dealer Agreement by and between Pellerin Milnor Corporation and
             Wink Davis Equipment Company, Inc. ("Wink Davis"), dated July 1,
             1989, relating to the Company's distribution of machines primarily in the southeastern United States and the Chicago, Illinois area.
  10.51      Distributor Agreement by and between Chicago Dryer Corporation
             ("CDC") and Wink Davis, dated January 1, 1994, relating to the distribution of certain items of CDC'S commercial laundry equipment.

  10.52      Atlanta Commercial Board of Realtors Standard Commercial Lease
             Agreement by and among Davis Brothers Venture and Wink Davis, dated
             July 31, 1997 relating to the Atlanta, Georgia area.
  10.53      Atlanta Commercial Board of Realtors Standard Commercial Lease
             Agreement by and among Davis Brothers Venture and Wink Davis, dated July 31, 1997 relating to the Charlotte, North Carolina area.
  10.54      Atlanta Commercial Board of Realtors Standard Commercial Lease
             Agreement by and among Davis Brothers Venture and Wink Davis, dated July 31, 1997 relating to the Wooddale, Illinois area.
  10.55      Atlanta Commercial Board of Realtors Standard Commercial Lease
             Agreement by and among Davis Brothers Venture and Wink Davis, dated July 31, 1997 relating to the Chester, Virginia area.
  10.56      Earnout Agreement by and among Speizman Industries, Inc. and C.
             Alexander Davis, Amy Butler Davis, Taylor Ferrell Davis and Kyle
             Alexander Davis, dated July 31, 1997.
  11         Statement re:  Computation of Net Income per Share
  21         List of Subsidiaries
  23         Consent of BDO Seidman
  27         Financial Data Schedule


*  Represents a management contract or compensatory plan or arrangement of the Registrant.
