Form 10-Q
period 1997-09-27
SPEIZMAN INDUSTRIES INC
filed 1997-11-12
CIK 92827

Page 1 of 14

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

------------------------------------------------------------------------------
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997

                                                 OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO  _____

                           COMMISSION FILE NO. 0-8544

                            SPEIZMAN INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                 56-0901212
     (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)
               508 WEST FIFTH ST.                          28202
              --------------------                    --------------
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

                             YES  X                    NO  ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                          OUTSTANDING AT
             CLASS OF COMMON STOCK                      NOVEMBER 5, 1997
             ---------------------                      ----------------

            Par value $.10 per share                        3,279,806

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                      INDEX



                                                                 PAGE NO.


PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements:

           Consolidated Condensed Balance Sheets.......................  3 - 4

           Consolidated Condensed Statements of Income.................      5

           Consolidated Condensed Statements of Cash Flows.............      6

           Notes to Consolidated Condensed Financial Statements........  7 - 8

         Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations...............   9 - 11


PART II. OTHER INFORMATION:

         Item 6.  Exhibits and reports on Form 8-K

          (a)  Reports on Form 8-K....................................       12

          (b)  Exhibit 11.  Computation of Net Income per Share.......       14





                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS




                                                                               September 27,                 June 28,
                                                                                       1997                       1997
                                                                                (Unaudited)                (Unaudited)
                                ASSETS
CURRENT:
   Cash and cash equivalents                                                    $    1,502,823             $   3,832,534
   Accounts receivable, less allowances of
       $655,656 and $474,477                                                        19,915,862                21,075,138
   Inventories                                                                      14,180,908                12,970,134
   Prepaid expenses and other current assets                                         3,775,596                 2,988,786
                                                                                    ---------                 ---------
       TOTAL CURRENT ASSETS                                                         39,375,189                40,866,592
                                                                                    ----------                ----------



PROPERTY AND EQUIPMENT:
   Leasehold improvements                                                              457,665                   750,140
   Machinery and equipment                                                           1,732,945                 1,770,886
   Furniture, fixtures and transportation equipment                                  1,368,892                 1,078,429
                                                                                   -------------             -------------
      Total                                                                          3,559,502                 3,599,455
   Less accumulated depreciation and amortization                                    (1,257,939)              (1,811,183)
                                                                                    -----------             ------------

       NET PROPERTY AND EQUIPMENT                                                    2,301,563                 1,788,272
                                                                                    ------------              ------------

OTHER LONG TERM ASSETS                                                                 880,978                   518,957
INTANGIBLES, NET OF ACCUMULATED AMORTIZATION                                            4,381,904                        --
                                                                                    -----------               ------------


                                                                                 $  46,939,634             $  43,173,821
                                                                                   ===========               ===========




                          See accompanying notes to consolidated condensed
financial statements.





                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS




                                                                               September 27,                 June 28,
                                                                                       1997                       1997
                                                                                (Unaudited)                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Note payable - bank line of credit                                            $   1,400,000            $           -
   Accounts payable                                                                 13,087,496                19,075,766
   Customers' deposits                                                               2,118,690                 1,380,621
   Accrued expenses                                                                  1,853,084                 1,667,621
   Current maturities of long-term debt                                              1,001,432                     1,769
                                                                                -----------------            --------------


       TOTAL CURRENT LIABILITIES                                                    19,460,702                22,125,777

LONG-TERM DEBT                                                                       6,104,344                   110,344
                                                                                -------------------         -------------
       TOTAL LIABILITIES                                                            25,565,046                22,236,121
                                                                                -------------------         -------------


STOCKHOLDERS' EQUITY:
   Common stock - par value $.10; authorized 20,000,000 shares, issued
      3,274,866, outstanding 3,247,266;
       and authorized 20,000,000 shares, issued 3,262,866,
       outstanding 3,235,266                                                           327,487                   326,287
   Additional paid-in capital                                                       12,527,908                12,512,299
   Retained earnings                                                                 8,618,990                 8,209,911
   Foreign currency translation adjustment                                                   -                   (11,000)
                                                                                -----------------            ------------
      Total                                                                          21,474,385                21,037,497
   Treasury stock, at cost, 27,600 common shares                                        (99,797)                 (99,797)
                                                                                ---------------            -------------
       TOTAL STOCKHOLDERS' EQUITY                                                   21,374,588                20,937,700
                                                                                ----------------           --------------

                                                                                $   46,939,634             $  43,173,821
                                                                                  ============                ==========







                          See accompanying notes to consolidated condensed
financial statements.


                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                                                      (Unaudited)
                                                              For the Three Months Ended
                                              -------------------------------------------------------
                                                September 27, 1997             September 28, 1996
                                                    (13 Weeks)                     (13 Weeks)
                                              -----------------------      ------------------

REVENUES                                         $    21,469,630                $ 16,966,745
                                                      ----------                  ----------

COSTS AND EXPENSES:
     Cost of sales                                    17,901,555                  14,107,777
     Selling expenses                                  1,656,623                   1,363,618
     General and administrative expenses               1,090,455                     680,875
                                                     -----------                 ------------

        Total costs and expenses                      20,648,633                  16,152,270
                                                      ----------                  ----------

                                                         820,997                     814,475

NET INTEREST EXPENSE (INCOME)                            160,918                     (46,754)
                                                     -----------                --------------

     Income before taxes on income                       660,079                     861,229

TAXES ON INCOME                                          251,000                     353,000
                                                     -----------                ---------------

NET INCOME                                       $       409,079              $      508,229
                                                  ==============                =============

NET INCOME PER SHARE                                      $ 0.12                      $ 0.15
                                                          ======                      ======


Weighted average number of common and
     equivalent shares                                 3,391,301                    3,305,761
                                                       =========                    =========









                          See accompanying notes to consolidated condensed
financial statements.




                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                  (Unaudited)
                                                                                 For the Three Months Ended
                                                                                     9-27-97               9-28-96
                                                                                  (13 Weeks)             (13 Weeks)
                                                                              -------------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                $          409,079         $      508,229
Adjustments to reconcile net income to cash used
    by operating activities:
      Depreciation and amortization                                                      252,919                 87,877
      Provision for inventory obsolescence                                                50,000                 50,000
      Gain on disposal of assets                                                          (1,390)                     -
      Foreign currency translation adjustment                                             11,000                  6,240
      (Increase) decrease in:
        Accounts receivable                                                            5,280,865             (2,198,246)
        Inventories                                                                      981,576               (507,653)
        Prepaid expenses and other current assets                                       (777,313)              (446,226)
        Other assets                                                                     221,138                (10,935)
      Increase (decrease) in:
        Accounts payable                                                              (6,709,308)               935,764
        Customers' deposits                                                              420,059             (1,452,184)
        Accrued expenses                                                              (1,075,463)               287,317
                                                                                ----------------       ----------------
      Net cash used in operating activities                                             (936,838)            (2,739,817)
                                                                                ----------------       ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Wink Davis Equipment Company                                       (9,500,000)                     -
    Capital expenditures                                                                (104,868)               (74,390)
    Proceeds on sale of assets                                                             3,500                 11,137
                                                                                ----------------       ----------------
      Net cash used in investing activities                                           (9,601,368)               (63,253)
                                                                                ----------------       ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on line of credit agreement                                             2,500,000                     -
    Payments on line of credit agreement                                              (1,100,000)                    -
    Payment on line of credit agreement of Wink Davis Equipment
      Company                                                                           (201,977)                    -
    Proceeds from issuance of term note due to bank                                    7,000,000                     -
    Principal payments on long-term debt                                                  (6,337)               (17,647)
    Issuance of common stock for stock options                                            16,809                 55,001
                                                                                ----------------       ----------------
      Net cash provided by financing activities                                        8,208,495                 37,354
                                                                                ----------------       ----------------

NET DECREASE IN CASH                                                                  (2,329,711)            (2,765,716)
CASH AND CASH EQUIVALENTS at beginning of period                                       3,832,534              7,981,723
                                                                                ----------------       ----------------
CASH AND CASH EQUIVALENTS at end of period                                    $        1,502,823          $   5,216,007
                                                                                ================           ============

Supplemental Disclosures:
    Cash paid during period for:
      Interest                                                                $          104,296       $          5,857
      Income taxes                                                                       277,428                  1,102



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

           The accounting policies followed by the Registrant are set forth on page F-6 of the Registrant's Form 10-K for the fiscal year ended June 28, 1997, which is incorporated by reference.

Note 2.   Inventories

           Inventories consisted of the following:

                                        September 27,                   June 28,
                                                1997                       1997
                                         (Unaudited)                (Unaudited)
             Machines                  $  8,726,655              $    8,768,841
             Parts and supplies           5,454,253                   4,201,293
                                         ---------                 ------------
                  Total               $  14,180,908               $  12,970,134
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

Note 5.   Intangibles

            Intangibles, including goodwill, arose from the acquisition of Wink Davis Equipment Company, Inc. and are being amortized over 15 years on a straight-line basis.

Note 6.   Pro Forma Earnings Per Share

           In February 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings per Share", which established new standards for computations of earnings per share. Statement No. 128 will be effective for periods ending after December 15, 1997 and will require presentation of: (1) "Basic Earnings per Share", computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period and (2) "Diluted Earnings per Share", which gives effect to all dilutive potential common shares that were outstanding during the period, by increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Had FAS 128 been effective for the quarters ended September 27, 1997 and September 28, 1996, basic and diluted earnings per share would have been as follows:

                                                   September 27,   September 28,
                                                           1997            1996
             Basic earnings per share................$..0.13            $  0.16
             Diluted earnings per share..............$..0.12            $  0.15

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company's operations consist of Speizman Industries, Inc., based in Charlotte, North Carolina and Wink Davis Equipment Company, Inc. ("Wink Davis"), based in Atlanta, Georgia. The revenues of Speizman Industries are generated primarily from its distribution of textile equipment, principally knitting machines and dyeing and finishing equipment, to manufacturers of textile products and, to a lesser extent, from the sale of parts used in such equipment and the sale of used textile equipment. Wink Davis, a wholly owned subsidiary of Speizman Industries, distributes and services laundry equipment and parts, principally in the southeastern United States and in the Chicago, Illinois area.

RESULTS OF OPERATIONS

Revenues increased by about $4.5 million in the first quarter of the current fiscal year to total $21.4 million. This compares to the first quarter of last year when revenues totaled $17.0 million. This improvement in revenues resulted primarily from the inclusion of two months of operations of Wink Davis. Wink Davis, all of whose common stock was acquired on August 1, 1997, recognized revenues of $4.4 million for the two months ended September 27, 1997. Speizman Industries' revenues were substantially unchanged. Decreases in sales of hosiery and in sweater manufacturing equipment were offset by increases in sales of dyeing and finishing equipment and in equipment for the manufacturing of knitted fabrics.

Cost of sales as a percentage of net revenues in the latest quarter was 83.4% as compared to 83.1% in the first quarter of the prior fiscal year. The apparent rise in the cost of sales percentage reflects a higher cost of sales in the newly acquired Wink Davis operations as compared to the cost of sales in textile machine operations. In the current quarter, the cost of sales percentage for textile machines was 82.7% as compared to 83.1% for the same operations in the first quarter of last year.

Selling expenses in the first quarter of fiscal 1997 were approximately $1,657,000 or about 7.7% of revenues. This compares to $1,364,000 or 8.0% of revenues in the first quarter of last year. Substantially all of this $293,000 increase is attributable to the two months of operations of Wink Davis. Selling expenses at Wink Davis totaled $329,000 in the current quarter.

General and administrative expenses in the first quarter of fiscal 1998 were $1,090,000 or 5.1% of revenues as compared to $681,000 or 4.0% of revenues in the first quarter of fiscal 1997. General and administrative expenses at Wink Davis totaled $247,000. Additionally, amortization of goodwill and acquisition costs, associated with the Wink Davis purchase, totaled $64,000. The balance of the increase can be attributed to administrative salaries, partially offset by a lower requirement for bad debt provisions.

Interest expense is shown net of interest income. The $9.5 million purchase of Wink Davis on August 1, 1997 was financed through debt. Accordingly, net interest expense increased in the first quarter of fiscal 1998 to $161,000. In the same quarter of fiscal 1997, interest income exceeded interest expense by $47,000.

In the first quarter of fiscal 1998, the income tax provision represents 38.0% of pre-tax income. In the same quarter of last year, the tax benefit represented 41.0% of pre-tax income. The favorable shift in the current quarter is more consistent with blended US state and federal tax rates, as the Company's English subsidiary has been liquidated.

Net income for the current first quarter totaled $409,000 as compared to income of $508,000 in the same quarter of last year. Earnings per share were $0.12 as compared to $0.15 in the same quarter of last year.

OUTLOOK

The decline in demand for new sock manufacturing equipment during the Company's current first quarter is continuing in its second quarter. The Company's customers are reluctant to make substantial commitments of purchases of new machines at this time. Hopefully, this situation will improve in the following quarter. The Company's backlog of firm orders for textile manufacturing equipment remains substantial.

The Company's backlog of orders for laundry equipment in the newly acquired Wink Davis remains at levels similar to prior years.

LIQUIDITY AND CAPITAL RESOURCES

At September 27, 1997, the Company's working capital totaled $19.9 million. This figure represents an increase of $1,174,000 from the Company's working capital at the end of the prior fiscal year, June 28, 1997. The Company's current ratio at September 27, 1997 was 2.02 to 1.00. At June 28, 1997, it was 1.85 to 1.00.

On August 1, 1997, the Company purchased all of the outstanding stock of Wink Davis for $9.5 million plus a conditional additional payment of up to $1.5 million in cash over a five-year period based on certain pre-tax earnings calculations. The purchase was funded by (a) a $7.0 million term loan with quarterly principal payments of $250,000 beginning December 31, 1997, the balance due July 31, 2000 and (b) $2.5 million direct borrowings from a revolving line of credit.

Operating activities used $937,000 in cash in the quarter ended September 27, 1997, as compared to $2.7 million used by operating activities in the first quarter of last year. In the current quarter, this usage of cash was generated essentially by decreases in accounts payable, partially offset by decreases in accounts receivable. In the first quarter of last year, this usage was generated by substantial increases in accounts receivable, inventories and other current assets, and a decrease in customer deposits, partially offset by an increase in accounts payable.

For the first quarter of fiscal 1998, investing activities used $9.6 million in cash, primarily related to the purchase of Wink Davis. Investing activities used $63,000 in cash for the first quarter of the prior fiscal year.

For the first quarter of fiscal 1998, financing activities provided $8.2 million in cash, primarily related to borrowings from a term loan and advances on the revolving line of credit. Financing activities provided $37,000 in cash for the first quarter of the prior fiscal year.

Overall, net cash decreased by $2.3 million in the first quarter of fiscal 1998 as compared with a net cash decrease of $2.8 million in the same quarter of last year.

The Company has no firm material commitments for capital expenditures; however, it does anticipate incurring some commitments in the balance of fiscal 1998. The Company has plans to relocate several textile machinery warehouses and the administrative offices of Speizman Industries into a new, single location. The new property would be leased by the Company. The Company is expected to incur leasehold improvement costs of approximately $300,000 to $500,000. Whether all of these costs will be incurred in fiscal 1998 cannot now be forecasted.

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

DISCLOSURE ABOUT FOREIGN CURRENCY RISK

A significant number of the Company's purchases of textile machinery for resale is denominated in Italian Lira. In the ordinary course of business, the Company enters into foreign exchange forward contracts to mitigate the effect of foreign currency movements between the Italian Lira and the US dollar from the time of placing the Company's purchase order until final payment for the purchase is made. The contracts have maturity dates that do not exceed 12 months. Substantially all of the increase or decrease of the Lira denominated purchased price is offset by the gains and losses of the foreign exchange contract. The unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transaction is consummated.

                           PART II. OTHER INFORMATION



Item 6.   Exhibits and reports on Form 8-K

           (a) On August 14, 1997, the Company filed a report on Form 8-K, dated August 1, 1997, reporting Item 2, "ACQUISITION OR DISPOSITION OF ASSETS", relating to the purchase of Wink Davis Equipment Company, Inc.

           (b) On October 14, 1997, the Company filed a report on Form 8-K/A, dated August 1, 1997, reporting Item 2, "ACQUISITION OR DISPOSITION OF ASSETS", relating to the purchase of Wink Davis Equipment Company, Inc.

           (c)  Exhibit 11. - Computation of net Income Per Share.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      SPEIZMAN INDUSTRIES, INC.
                                                              (Registrant)




Date:      November 12, 1997                        /s/ Robert S. Speizman
       ----------------------------------           ----------------------
                                                    Robert S. Speizman
                                                    President


Date:     November 12, 1997                         /s/ Josef Sklut
       ----------------------------------           ----------------------
                                                    Josef Sklut
                                                    Vice President-Finance
                                                    (Chief Financial Officer)
                                       13