Form 10-Q
period 1997-12-27
SPEIZMAN INDUSTRIES INC
filed 1998-02-10
CIK 92827

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                           COMMISSION FILE NO. 0-8544

                            SPEIZMAN INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                         56-0901212
                --------                                         ----------
   (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)
           508 WEST FIFTH ST.
       CHARLOTTE, NORTH CAROLINA                                   28202
       -------------------------                                   -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

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

                         YES [X]       NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                              OUTSTANDING AT
   CLASS OF COMMON STOCK                     FEBRUARY 4, 1998
   ---------------------                     ----------------

  Par value $.10 per share                     3,279,806

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                      INDEX




                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements:

           Consolidated Condensed Balance Sheets......................   3 - 4

           Consolidated Condensed Statements of Income................       5

           Consolidated Condensed Statements of Cash Flows............       6

           Notes to Consolidated Condensed Financial Statements.......   7 - 8

         Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations...............  9 - 12


PART II. OTHER INFORMATION:

         Item 6.  Exhibits and reports on Form 8-K

          (a)  Exhibits...............................................      13

          (b)  Reports on Form 8-K....................................      13

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                             December 27,             June 28,
                                                                 1997                   1997
                                                             (Unaudited)            (Unaudited)
                                                             -----------            -----------
ASSETS
------
CURRENT:
    Cash and cash equivalents                            $     1,658,627           $   3,832,534
    Accounts receivable, less allowances of
      $800,718 and $474,477                                   23,051,705              21,075,138
    Inventories                                               14,761,901              12,970,134
    Prepaid expenses and other current assets                  3,025,703               2,988,786
                                                            ------------               ---------
       TOTAL CURRENT ASSETS                                   42,497,936              40,866,592
                                                             -----------              ----------
PROPERTY AND EQUIPMENT:
    Leasehold improvements                                       457,665                 750,140
    Machinery and equipment                                    1,803,785               1,770,886
    Furniture, fixtures and transportation equipment           1,367,841               1,078,429
                                                            ------------               ---------
       Total                                                   3,629,291               3,599,455
    Less accumulated depreciation and amortization            (1,460,641)             (1,811,183)
                                                             -----------            ------------

       NET PROPERTY AND EQUIPMENT                              2,168,650               1,788,272
                                                             -----------               ---------

OTHER LONG TERM ASSETS                                           398,955                 518,957
INTANGIBLES, NET OF ACCUMULATED AMORTIZATION                   4,330,362                       -
                                                           -------------           -------------
                                                           $  49,395,903           $  43,173,821
                                                           =============           =============

     See accompanying notes to consolidated condensed financial statements.


                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                              December 27,              June 28,
                                                                                  1997                     1997
                                                                              (Unaudited)              (Unaudited)
                                                                              -----------              -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable - bank line of credit                                      $       850,000       $              -
   Accounts payable                                                             15,453,822             19,075,766
   Customers' deposits                                                           1,520,812              1,380,621
   Accrued expenses                                                              2,265,073              1,667,621
   Current maturities of long-term debt                                          1,001,062                  1,769
                                                                                 ---------                  -----
       TOTAL CURRENT LIABILITIES                                                21,090,769             22,125,777


LONG-TERM DEBT                                                                   6,098,344                110,344
                                                                                ----------             ----------
       TOTAL LIABILITIES                                                        27,189,113             22,236,121
                                                                                ----------             ----------

STOCKHOLDERS' EQUITY:
   Common stock - par value $.10; authorized 20,000,000 shares, issued
      3,307,406, outstanding 3,279,806;
       and authorized 20,000,000 shares, issued 3,262,866,   Shares,
       outstanding 3,235,266                                                       330,740                326,287
   Additional paid-in capital                                                   12,618,721             12,512,299
   Retained earnings                                                             9,357,126              8,209,911
   Foreign currency translation adjustment                                               -                (11,000)
                                                                                -----------            ----------
      Total                                                                     22,306,587             21,037,497
   Treasury stock, at cost, 27,600 common shares                                   (99,797)               (99,797)
                                                                                -----------            ----------
       TOTAL STOCKHOLDERS' EQUITY                                               22,206,790             20,937,700
                                                                                -----------            ----------
                                                                             $  49,395,903           $ 43,173,821
                                                                               ===========             ==========
     See accompanying notes to consolidated condensed financial statements.


                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                             (Unaudited)                               (Unaudited)
                                     For the Three Months Ended                  For the Six Months Ended
                                     --------------------------                  ------------------------
                                    12-27-97             12-28-96             12-27-97             12-28-96
                                   (13 Weeks)           (13 Weeks)           (26 Weeks)           (26 Weeks)
                                   ----------           ----------           ----------           ----------
REVENUES                          $  24,331,395     $      16,464,552        $  45,801,025    $      33,431,297
                                   ------------      ----------------          -----------           ----------

COSTS AND EXPENSES:
    Cost of sales                    19,561,270            13,795,624           37,462,825           27,903,401
    Selling expenses                  1,785,633             1,418,921            3,442,256            2,782,539
    General and administrative
      expenses                        1,599,540               742,496            2,689,995            1,423,371
                                    -----------        --------------          -----------         ------------
    Total costs and expenses         22,946,443            15,957,041           43,595,076           32,109,311
                                     ----------          ------------           ----------          -----------
                                      1,384,952               507,511            2,205,949            1,321,986
NET INTEREST EXPENSE
(INCOME)                                170,816                (7,629)             331,734              (54,383)
                                   ------------       ---------------         ------------        -------------

INCOME BEFORE TAXES
    ON INCOME                         1,214,136               515,140            1,874,215            1,376,369

TAXES ON INCOME                         476,000               194,000              727,000              547,000
                                    -----------          ------------           ----------         ------------

NET INCOME                       $     738,136      $         321,140         $  1,147,215    $         829,369
                                   ===========           ============          ===========         ============

Basic earnings per share                 $ 0.23                $ 0.10               $ 0.35               $ 0.26
Diluted earnings per share                 0.21                  0.10                 0.34                 0.24

Weighted average shares
    outstanding:
    Basic                             3,275,875             3,235,266            3,255,900            3,222,079
    Diluted                           3,450,912             3,359,341            3,423,820            3,388,822


     See accompanying notes to consolidated condensed financial statements.


                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                       (Unaudited)
                                                                For the Six Months Ended
                                                             12-27-97              12-28-96
                                                           (26 Weeks)             (26 Weeks)
                                                         -----------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                               $  1,147,215     $          829,369
Adjustments to reconcile net income to cash used
    by operating activities:
      Depreciation and amortization                               533,646                181,767
      Provision for inventory obsolescence                        125,000                100,000
      Gain on disposal of assets                                   (1,390)                     -
      Foreign currency translation adjustment                      11,000                 (5,831)
      (Increase) decrease in:
        Accounts receivable                                     2,145,022             (3,775,819)
        Inventories                                               325,583             (1,225,373)
        Prepaid expenses and other current assets                 (50,878)            (1,030,894)
        Other assets                                              703,161                214,893
      Increase (decrease) in:
        Accounts payable                                       (4,342,982)            (1,184,254)
        Customers' deposits                                      (177,819)            (1,679,113)
        Accrued expenses                                         (663,474)               244,999
                                                           --------------        ---------------
    Net cash used in operating activities                        (245,916)            (7,330,256)
                                                           --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Wink Davis Equipment Company                (9,500,000)                     -
    Capital expenditures                                         (177,682)              (582,678)
    Proceeds on sale of assets                                      3,500                 11,637
                                                          ---------------          -------------
      Net cash used in investing activities                    (9,674,182)              (571,041)
                                                             ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on line of credit agreement                      2,500,000                500,000
    Payments of line of credit agreement                       (1,650,000)                     -
    Payment on line of credit agreement of Wink Davis
      Equipment Company                                          (201,977)                     -
    Proceeds from issuance of term note due to bank             7,000,000                      -
    Principal payments on long-term debt                          (12,707)               (24,175)
    Issuance of common stock for stock options                    110,875                 55,001
                                                            -------------          -------------
      Net cash provided by financing activities                 7,746,191                530,826
                                                             ------------           ------------

NET DECREASE IN CASH                                           (2,173,907)            (7,370,471)
CASH AT BEGINNING OF PERIOD                                     3,832,534              7,981,723
                                                             ------------            -----------
CASH AT END OF PERIOD                                       $   1,658,627         $      611,252
                                                             ============           ============

Supplemental Disclosures:
    Cash paid during period for:
      Interest                                                    179,796         $       41,224
      Income taxes                                                791,149                643,865

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

Note 2.   Inventories

           Inventories consisted of the following:

                                           December 27,         June 28,
                                              1997               1997
                                           (Unaudited)        (Unaudited)
                                           -----------        -----------
             Machines                     $   9,372,580       $   8,768,841
             Parts and supplies               5,389,321           4,201,293
                                          -------------      --------------
                  Total                    $ 14,761,901       $  12,970,134
                                          =============      ==============

Note 3.   Taxes on Income

           Taxes on income are allocated to interim periods on the basis of an estimated annual effective tax rate.

Note 4.   Intangibles

           Intangibles, including goodwill, arose from the acquisition of Wink Davis Equipment Company, Inc. and are being amortized over 15 years on a straight-line basis.

Note 5.   Earnings Per Share

           In February 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings per Share", which established new standards for computations of earnings per share. Statement No. 128 is effective for periods ending after December 15, 1997 and requires presentation of: (1) "Basic earnings per share", computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period and (2) "Diluted earnings per share", which gives effect to all dilutive potential common shares that were outstanding during the period, by increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

           This statement requires restatement of all prior period earnings per share data presented.

Note 6.  Subsequent Event

           On February 6, 1998, the Company acquired TMC Automation Company, Inc. ("TMC"). The Company paid the stockholders of TMC $1.8 million in cash for all of the outstanding capital stock. The Company also assumed certain liabilities generated in the ordinary course of business by TMC. The Company financed the purchase price with borrowed funds.

           TMC manufactures sock boarding and finishing equipment designed for large mills that mass-produce socks for major discount chains. These large mills are part of the same market the Company currently serves.

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

RESULTS OF OPERATIONS

Revenues increased by about $7.9 million to $24.3 million in the Company's current quarter ended December 27, 1997. This compares to the second quarter of last year when revenues totaled $16.5 million. This improvement in revenues resulted substantially from the inclusion of Wink Davis operations. Wink Davis, all of whose common stock was acquired on August 1, 1997, recognized revenues of $6.5 million for the current quarter. Speizman Industries' revenues from textile equipment operations increased by $1.4 million for the current quarter. Increases in sales of hosiery manufacturing equipment were offset by decreases in sales of sweater manufacturing equipment.

In the six months ended December 27, 1997, revenues increased by $12.4 million to $45.8 million as compared to $33.4 million in the first six months of last year. This improvement resulted substantially from the inclusion of Wink Davis. Revenues of Wink Davis for the five-month period ended December 27, 1997 were $10.8 million. Additionally, a $2.2 million increase in hosiery manufacturing equipment was partially offset by decreases in sweater manufacturing equipment.

Cost of sales in the current second quarter were 80.4% of revenues as compared to 83.8% in the same period of last year. Similarly, cost of sales in the year-to-date were 81.8% as compared to 83.5% in the same period of last year. These favorable shifts in both periods resulted essentially from increased volume in higher margin sectors, including hosiery manufacturing equipment and related parts, coupled with decreased volumes in low margin sectors no longer distributed by the Company, including sweater manufacturing equipment.

Selling expenses in the second quarter of fiscal 1998 were approximately $1,786,000, an increase of approximately $367,000 over the same quarter last year. Approximately $463,000 of selling expenses were incurred by Wink Davis, offset partially by savings of approximately $65,000 from closed European operations.

In the year-to-date, selling expenses were approximately $3,442,000, an increase of approximately $660,000. Selling expenses for five months in the current fiscal year of Wink Davis operations totaled $792,000. Savings of approximately $131,000 of selling expenses were recognized from closed European operations.

General and administrative expenses in the current fiscal quarter increased by about $857,000. Current second quarter administrative expenses of Wink Davis totaled approximately $356,000. Additionally, amortization of goodwill and acquisition costs associated with the Wink Davis purchase totaled approximately $95,000. Other increases reflect increases in salaries, higher profit-related bonuses, and increased bad debt provisions.

In the year-to-date, general and administrative expenses increased by approximately $1,267,000. Year-to-date administrative expenses of Wink Davis totaled approximately $603,000. Amortization of goodwill and acquisition costs associated with the Wink Davis purchase totaled approximately $159,000. Other increases reflect increases in salaries and higher profit-related bonuses.

Interest expense is shown net of interest income. The $9.5 million purchase of Wink Davis on August 1, 1997 was financed through debt. Accordingly, net interest expense increased to approximately $171,000 in the current fiscal quarter and to approximately $332,000 for the fiscal year-to-date.

Net income for the current second quarter was approximately $738,000 or $0.23 basic earnings per share as compared to net income of approximately $321,000 or $0.10 basic earnings per share in the second quarter of last year. Net income in the six months year-to-date was approximately $1,147,000 or $0.35 basic earnings per share as compared to net income of approximately $829,000 or $0.26 basic earnings per share in the first six months of last year.

OUTLOOK

The decline in demand for new sock manufacturing equipment during the Company's current fiscal year is continuing. Demand for athletic socks has weakened and the current demand for all types of socks remains soft. The Company's customers are reluctant to make substantial commitments of purchases of new machines at this time. The Company's backlog of firm orders for textile manufacturing equipment remains substantial.

The Company's backlog of orders for laundry equipment in the newly acquired Wink Davis remains at levels similar to prior years.

LIQUIDITY AND CAPITAL RESOURCES

At December 27, 1997, the Company's working capital totaled $21.4 million. This figure represents an increase of $2,666,000 from the Company's working capital at the end of the prior fiscal year, June 28, 1997. The Company's current ratio at December 27, 1997 was
2.02 to 1.00. At June 28, 1997, it was 1.85 to 1.00.

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

Operating activities used $246,000 for the current six-month period. This usage of cash was generated essentially by decreases in accounts payable, partially offset by cash from net income and decreases in accounts receivable, net of receivables purchased with the Wink Davis acquisition. In the prior six- month period, operating activities used $7.3 million largely due to increases in accounts receivable, inventories and prepaid expenses and other current assets and due to substantial decreases in accounts payable and customer deposits.

In the current six-month period, investing activities used $9.7 million in cash, primarily related to the purchase of Wink Davis. Investing activities used $571,000 in the same period of the prior fiscal year.

Financial activities provided $7.7 million in cash, primarily related to borrowings from a term loan and advances on the revolving line of credit. Financing activities provided $531,000 in cash for the first six months of the prior fiscal year.

Overall, net cash decreased by $2.2 million as compared to a $7.4 million decrease last year.

The Company has no firm material commitments for capital expenditures; however, it does anticipate incurring some commitments in the balance of fiscal 1998. The Company has plans to relocate several textile machinery warehouses and the administrative offices of Speizman Industries into a new, single location. The new property has been leased by the Company. The Company is expected to incur leasehold improvement costs of approximately $300,000 to $500,000. Whether all of these costs will be incurred in fiscal 1998 cannot now be forecasted.

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

A substantial portion of the Company's machine and spare part purchases are denominated and payable in Italian lira. Currency fluctuations of the lira could result in substantial price level changes and therefore impede or promote import/export sales and substantially impact profits. However, to reduce exposure to adverse foreign currency fluctuations during the period from customer orders to payments for goods sold, the Company enters into forward exchange contracts. The Company is not able to assess the quantitative effect that such currency fluctuations could have upon the Company's operations. There can be no assurance that fluctuations in foreign currency exchange rates will not have a significant adverse effect on future operations.

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

                           PART II. OTHER INFORMATION



Item 6.   Exhibits and reports on Form 8-K

           (a)    Exhibits:

                  10. Nonqualifed Stock Option Award Agreement under the Speizman Industries, Inc. Nonqualified Stock Option Plan between Speizman Industries, Inc. and Josef Sklut, dated November 19, 1997.

                  27.      Financial Data Schedule.

           (b) Reports on Form 8-K:

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   SPEIZMAN INDUSTRIES, INC.
                                                         (Registrant)




Date:      February 10, 1998                       /s/ Robert S. Speizman
       --------------------------                  ----------------------
                                                   Robert S. Speizman
                                                   President


Date:     February 10, 1998                        /s/ Josef Sklut
       --------------------------                  ---------------
                                                   Josef Sklut
                                                   Vice President-Finance
                                                   (Chief Financial Officer)