Form 10-Q
period 1998-03-28
SPEIZMAN INDUSTRIES INC
filed 1998-05-12
CIK 92827

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

-----------------------------------------------------------------------------

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1998

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

                                 (704) 372-3751
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
                                 --------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
                           CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                        OUTSTANDING AT
 CLASS OF COMMON STOCK                                    MAY 5, 1998
 ---------------------                                 --------------

Par value $.10 per share                                  3,329,806

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                      INDEX




                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements:

           Consolidated Condensed Balance Sheets.......................  3 - 4

           Consolidated Condensed Statements of Income.................      5

           Consolidated Condensed Statements of Cash Flows.............      6

           Notes to Consolidated Condensed Financial Statements........  7 - 8

         Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations................  9 - 12


PART II. OTHER INFORMATION:

         Item 6.  Exhibits and reports on Form 8-K

          (a)  Exhibits...............................................       13

          (b)  Reports on Form 8-K....................................       13

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                              March 28,              June 28,
                                                                                1998                  1997
                                                                                ----                  ----
                                                                             (Unaudited)           (Unaudited)
ASSETS
CURRENT:
    Cash and cash equivalents                                               $   1,236,647       $   3,832,534
    Accounts receivable, less allowances of
      $809,257 and $474,477                                                    19,374,101          21,075,138
    Inventories                                                                15,898,209          12,970,134
    Prepaid expenses and other current assets                                   2,949,392           2,988,786
                                                                             ------------           ---------
       TOTAL CURRENT ASSETS                                                    39,458,349          40,866,592
                                                                              -----------          ----------


PROPERTY AND EQUIPMENT:
    Leasehold improvements                                                        523,236             750,140
    Machinery and equipment                                                     1,945,087           1,770,886
    Furniture, fixtures and transportation equipment                            1,302,539           1,078,429
                                                                              -----------           ---------
       Total                                                                    3,770,862           3,599,455
    Less accumulated depreciation and amortization                             (1,606,311)          (1,811,183)
                                                                             ------------         ------------

       NET PROPERTY AND EQUIPMENT                                               2,164,551           1,788,272
                                                                              -----------           ---------

OTHER LONG TERM ASSETS                                                            388,948             518,957
INTANGIBLES, NET OF ACCUMULATED AMORTIZATION                                    6,312,410                   -
                                                                              -----------         -----------
                                                                            $  48,324,258       $  43,173,821
                                                                              ===========         ===========

     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                          March 28,         June 28,
                                                                            1998              1997
                                                                            ----              ----
                                                                        (Unaudited)       (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable - bank line of credit                                 $   2,300,000   $           -
   Accounts payable                                                      11,835,854      19,075,766
   Customers' deposits                                                    1,528,470       1,380,621
   Accrued expenses                                                       2,033,149       1,667,621
   Current maturities of long-term debt                                   1,520,554           1,769
                                                                         ----------      ----------
       TOTAL CURRENT LIABILITIES                                         19,218,027      22,125,777
                                                                         ----------      ----------


LONG-TERM DEBT                                                            6,625,344         110,344
                                                                         ----------      ----------
       TOTAL LIABILITIES                                                 25,843,371      22,236,121
                                                                         ----------      ----------

STOCKHOLDERS' EQUITY:
   Common stock - par value $.10; authorized 20,000,000 shares, issued
      3,357,406, outstanding 3,329,806;
       and authorized 20,000,000 shares, issued 3,262,866,
       outstanding 3,235,266                                                335,741         326,287
   Additional paid-in capital                                            12,787,845      12,512,299
   Retained earnings                                                      9,457,098       8,209,911
   Foreign currency translation adjustment                                        -         (11,000)
                                                                         ----------      ----------
      Total                                                              22,580,684      21,037,497
   Treasury stock, at cost, 27,600 common shares                            (99,797)        (99,797)
                                                                         ----------      ----------
       TOTAL STOCKHOLDERS' EQUITY                                        22,480,887      20,937,700
                                                                         ----------      ----------
                                                                      $  48,324,258    $ 43,173,821
                                                                      =============      ==========




     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                         (Unaudited)                               (Unaudited)
                                                 For the Three Months Ended                 For the Nine Months Ended
                                                3-28-98               3-29-97              3-28-98              3-29-97
                                               (13 Weeks)           (13 Weeks)           (39 Weeks)           (39 Weeks)
                                               ----------           ----------           ----------           ----------
REVENUES                                      $  20,637,767     $      22,297,479        $  66,438,792    $      55,728,776
                                               ------------      ----------------         ------------     ----------------

COSTS AND EXPENSES:
    Cost of sales                                17,146,817            18,333,407           54,609,642           46,236,808
    Selling expenses                              1,658,143             1,585,232            5,100,399            4,367,771
    General and administrative
      expenses                                    1,470,512               856,751            4,160,507            2,280,122
                                          -----------------        --------------    -----------------         ------------
    Total costs and expenses                     20,275,472            20,775,390           63,870,548           52,884,701
                                          -----------------          ------------    -----------------          -----------
                                                    362,295             1,522,089            2,568,244            2,844,075
NET INTEREST EXPENSE
(INCOME)                                            199,323                34,459              531,057              (19,924)
                                          -----------------        --------------    -----------------        -------------

INCOME BEFORE TAXES
    ON INCOME                                       162,972             1,487,630            2,037,187            2,863,999

TAXES ON INCOME                                      63,000               569,000              790,000            1,116,000
                                          -----------------          ------------    -----------------         ------------

NET INCOME                                 $         99,972      $        918,630        $   1,247,187    $       1,747,999
                                            ===============       ===============         ============         ============

Basic earnings per share                          $    0.03             $    0.28            $    0.38            $    0.54
Diluted earnings per share                             0.03                  0.27                 0.36                 0.52

Weighted average shares
    outstanding:
    Basic                                         3,300,136             3,235,266            3,270,787            3,226,573
    Diluted                                       3,430,674             3,379,135            3,426,928            3,353,351



     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                             (Unaudited)
                                                                                     For the Nine Months Ended
                                                                                     3-28-98               3-29-97
                                                                                  (39 Weeks)             (39 Weeks)
                                                                              -------------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $  1,247,187     $        1,747,999
Adjustments to reconcile net income to cash used
    by operating activities:
      Depreciation and amortization                                                      845,527                344,100
      Provision for inventory obsolescence                                               200,000                150,000
      Gain on disposal of assets                                                         (19,904)                     -
      Foreign currency translation adjustment                                             11,000                 (2,177)
      (Increase) decrease in:
        Accounts receivable                                                            5,938,225             (9,187,865)
        Inventories                                                                     (315,596)            (2,862,398)
        Prepaid expenses and other current assets                                        176,056             (1,248,211)
        Other assets                                                                     723,968                251,253
      Increase (decrease) in:
        Accounts payable                                                              (8,181,167)             4,429,054
        Customers' deposits                                                             (644,136)              (686,367)
        Accrued expenses                                                                (901,977)               434,933
                                                                                    ------------        ---------------
    Net cash used in operating activities                                               (920,817)            (6,629,679)
                                                                                    ------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Wink Davis Equipment Company, Inc.                                 (9,500,000)                     -
    Acquisition of TMC Automation Company, Inc.                                       (1,841,304)                     -
    Capital expenditures                                                                (300,114)              (780,572)
    Proceeds on sale of assets                                                            73,742                 23,229
                                                                                   -------------         --------------
      Net cash used in investing activities                                          (11,567,676)              (757,343)
                                                                                     -----------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on line of credit agreement                                         2,300,000                      -
    Payment on line of credit agreement of Wink Davis
      Equipment Company, Inc.                                                           (201,977)                     -
    Proceeds from issuance of term notes due to bank                                   8,300,000                      -
    Principal payments on long-term debt                                                (266,215)               (29,407)
    Principal payments on debt assumed from TMC Automation Company                      (524,202)                     -
    Issuance of common stock for stock options                                           285,000                 55,001
                                                                                     -----------          -------------
      Net cash provided by financing activities                                        9,892,606                 25,594
                                                                                      ----------          -------------

NET DECREASE IN CASH                                                                  (2,595,887)            (7,361,428)
CASH AT BEGINNING OF PERIOD                                                            3,832,534              7,981,723
                                                                                      ----------            -----------
CASH AT END OF PERIOD                                                              $   1,236,647         $      620,295
                                                                                   =============           ============

Supplemental Disclosures:
    Cash paid during period for:
      Interest                                                                      $    510,658         $       76,456
      Income taxes                                                                     1,087,223                826,000

     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.   Management Statement regarding Adjustments

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

Note 2.   Inventories

           Inventories consisted of the following:

                                         March 28,           June 28,
                                           1998                1997
                                        (Unaudited)        (Unaudited)
             Machines                  $  10,024,228     $   8,768,841
             Parts and supplies            5,873,981         4,201,293
                                       -------------         ---------
                  Total                $  15,898,209     $  12,970,134
                                       =============        ==========

Note 3.   Taxes on Income

           Taxes on income are allocated to interim periods on the basis of an estimated annual effective tax rate.

Note 4.   Intangibles

           Intangibles, including goodwill, arose from the acquisitions of Wink Davis Equipment Company, Inc. and TMC Automation Company, Inc. Intangibles are being amortized over 15 years on a straight-line basis.

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

Note 6.  Subsequent Event

           On March 31, 1998, the Company's Board of Directors approved a stock purchase plan to utilize up to $500,000 to repurchase outstanding shares. The purchase of treasury shares has been authorized through December 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company's operations consist of Speizman Industries, Inc. ("the Company"), based in Charlotte, North Carolina, TMC Automation Company, Inc. ("TMC"), based in Winston-Salem, North Carolina and Wink Davis Equipment Company, Inc. ("Wink Davis"), based in Atlanta, Georgia. The revenues of Speizman Industries are generated primarily from its distribution of textile equipment, principally knitting machines and dyeing and finishing equipment, to manufacturers of textile products and, to a lesser extent, from the sale of parts used in such equipment and the sale of used textile equipment. TMC, a wholly owned subsidiary of Speizman Industries, produces machinery used primarily in the finishing of manufactured socks. Wink Davis, a wholly owned subsidiary of Speizman Industries, distributes and services laundry equipment and parts, principally in the southeastern United States and in the Chicago, Illinois area.

RESULTS OF OPERATIONS

Revenues decreased by about $1.7 million to $20.6 in the Company's current quarter ended March 28, 1998 as compared to the same quarter last year. This decrease in revenues resulted primarily from a $7.0 million decrease in sales of hosiery manufacturing equipment offset by sales of $6.0 million of laundry equipment and parts from Wink Davis. All of the common stock of Wink Davis was acquired by the Company on August 1, 1997, one month after the beginning of the Company's current fiscal year.

In the nine months ended March 28, 1998, revenues increased by about $10.7 million to $66.4 million. This improvement resulted substantially from the inclusion of Wink Davis. Revenues of Wink Davis for the eight-month period ended March 28, 1998 were about $16.7 million. Sales of hosiery equipment decreased by about $4.7 million. Additionally, sales of sweater and other equipment no longer represented by the Company decreased by about $2.2 million.

Cost of sales in the current third quarter were 83.1% of revenues as compared to 82.2% in the same quarter of last year. This unfavorable shift resulted from decreased demand for hosiery equipment coupled with the relatively fixed nature of field service costs. For the nine months ended March 28, 1998, compared to the same period last year, cost of sales as a percentage of revenues decreased to 82.2% from 83.0%. This favorable decrease resulted from lower volumes of discontinued product lines.

Selling expenses in the third fiscal quarter of 1998 were approximately $1,658,000, an increase of approximately $73,000. Approximately $408,000 of selling expenses were incurred by Wink Davis, substantially offset by lower commissions and salaries resulting from lower sales volume in hosiery manufacturing equipment and in discontinued product lines.

Year-to-date, selling expenses were approximately $5,100,000, an increase of approximately $732,000. Selling expenses for eight months in the current fiscal year of Wink Davis were approximately $1,188,000. Savings of approximately $184,000 of selling expenses were recognized from closed European operations. Other savings resulted from decreased salaries and commissions associated with textile machinery sales.

General and administrative expenses in the third fiscal quarter increased by about $614,000. This increase was attributable to approximately $501,000 additional administrative costs of Wink Davis and TMC and approximately $113,000 of amortization expenses related to the purchase of these companies.

For the nine-month period ended March 28, 1998, general and administrative expenses increased by approximately $1,881,000. Year-to-date administrative expenses of Wink Davis and TMC totaled approximately $1,102,000. Additionally, amortization of goodwill and acquisition costs of these companies were approximately $271,000.
Other increases resulted from increased costs in travel and property rental.

In the current fiscal year, the Company has financed two acquisitions with debt. The aggregate purchase price for the acquisitions totaled approximately $11.4 million plus assumed debt of approximately $500.000. Accordingly, net interest expense has increased to approximately $199,000, in the current fiscal quarter and to approximately $531,000 for the year-to-date.

Net income for the current third quarter was approximately $100,000 or $0.03 basic earnings per share as compared to net income of approximately $919,000 or $0.28 basic earnings per share in the third quarter of last year. Net income in the nine months year-to-date was approximately $1,247,000 or $0.38 basic earnings per share as compared to net income of approximately $1,748,000 or $0.54 basic earnings per share in the first nine months of last year.

OUTLOOK

The sock machine business is showing some slight improvement after very weak sales and shipments in the quarter ended March 28, 1998. The recently acquired TMC packaging machine division is expected to begin deliveries of substantial quantities of their new automated packaging equipment during the fourth quarter of fiscal 1998. During the fourth quarter of fiscal 1998, TMC will complete development of several automation devices which should lead to more sales for this division. Sales and profits of Wink Davis Equipment Company continue to improve but still lag behind the Company's expectations.

LIQUIDITY AND CAPITAL RESOURCES

At March 28, 1998, the Company's working capital totaled approximately $20.2 million. This figure represented an increase of approximately $1,499,000 from the Company's working capital at the end of the prior fiscal year, June 28, 1997. The Company's current ratio at March 28, 1998 was 2.05 to 1.00. At June 28, 1997, the current ratio was 1.85 to 1.00.

On August 1, 1997, the Company purchased all of the outstanding stock of Wink Davis for approximately $9.5 million plus a conditional additional payment of up to $1.5 million in cash over a five-year period based on certain pre-tax earnings calculations. The purchase was funded by (a) a $7.0 million term loan and (b) $2.5 million direct borrowings from a revolving line of credit.

On February 6, 1998, the Company purchased all of the outstanding stock of TMC for approximately $1.9 million and assumed debt of approximately $500,000. The purchase was financed by (a) increasing the existing term loan balance by $1.3 million and (b) approximately $1.1 million direct borrowings from a revolving line of credit. After the additional borrowings related to the TMC acquisition, the term loan principal balance was $8,050,000 with quarterly payments of $380,000 beginning March 31, 1998, the balance due July 31, 2000.

Operating activities used $921,000 in the current nine-month period. This usage of cash was generated primarily by decreases in accounts payable, accrued expenses and customers' deposits, partially offset by decreases in accounts receivable and non-cash expenses, including depreciation and amortization. In the prior nine-month period, operating activities used $6.6 million largely due to substantial increases in accounts receivable, inventories, and prepaid expenses, partially offset by an increase in accounts payable.

Investing activities for the current nine-month period used $11.6 million, primarily related to the purchases of Wink Davis and TMC. Investing activities used $757,000 in the same period of the prior year.

Financial activities provided $9.9 million in cash, primarily from a term loan and advances on the revolving line of credit. Financing activities provided $26,000 of cash in the same period of the prior year.

Overall, net cash decreased by $2.6 million to $1.2 million from $3.8 million. In the same nine-month period of the prior year, net cash decreased by $7.4 million.

The Company has no firm material commitments for capital expenditures; however, the Company has leased new property to consolidate several textile machinery warehouses and the administrative offices of Speizman Industries, Inc. The Company is expected to incur leasehold improvement costs of approximately $500,000 throughout calendar 1998.

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

DISCLOSURE OF THE YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has made a preliminary assessment of its software and does not believe it has any significant systems that require modifications. The Company's study of its internal and external systems is scheduled to be completed in 1998. The costs of this study or required modifications, if any, are not expected to be material.

Based on information now available, the Company anticipates its systems will properly process dates related to the year 2000 issue.

                           PART II. OTHER INFORMATION



Item 6.   Exhibits and reports on Form 8-K

           (a)    Exhibits:

                  27.      Financial Data Schedule.

           (b) Reports on Form 8-K:

                  (a) On April 6, 1998, the Company filed a report on Form 8-K, dated March 31, 1998, reporting Item 5, "OTHER EVENTS", relating to the announcement of a stock repurchase plan applicable to the Company's common stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SPEIZMAN INDUSTRIES, INC.
                                            (Registrant)




Date:  May 12, 1998                 /s/ Robert S. Speizman
                                    ----------------------
                                         Robert S. Speizman
                                         President


Date:  May 12, 1998                 /s/ Josef Sklut
                                    ---------------
                                         Josef Sklut
                                         Vice President-Finance
                                         (Chief Financial Officer)