Form 10-K
period 1998-06-27
SPEIZMAN INDUSTRIES INC
filed 1998-09-25
CIK 92827

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      [Fee Required]

For the fiscal year ended June 27, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      [NO FEE REQUIRED]

For the transition period from __________________ to _____________________

COMMISSION FILE NO. 0-8544


                            SPEIZMAN INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     56-0901212
-------------------------------------           --------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

  508 West Fifth Street, Charlotte,
            North Carolina                                     28202
-------------------------------------           --------------------------------
(Address of principal executives offices)                   (Zip Code)


Registrant's telephone number, including area code:  (704) 372-3751

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 Par Value
                          ----------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such requirements for the past 90 days.

                                 Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 11, 1998, was $12,864,248 based on the last sale price of $3.88 per share reported by the NASDAQ National Market System on that date.

      As of September 11, 1998, there were 3,319,806 shares of the registrant's Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on November 18, 1998 are incorporated herein by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

   Speizman Industries, Inc. and subsidiaries (collectively the "Company") is a major distributor operating through three companies: Speizman Industries, Inc. ("Speizman" or "Speizman Industries"), Wink Davis Equipment Co., Inc. ("Wink Davis") and Todd Motion Controls, Inc. ("TMC"). Speizman distributes sock knitting machines, other knitting equipment and related parts. Wink Davis sells commercial and industrial laundry equipment, including the distribution of machines and parts as well as installation and after sales service. TMC manufactures automated boarding, finishing and packaging equipment used in the sock knitting industry. TMC's products are sold through Speizman's distribution network.



   ALL REFERENCES HEREIN ARE TO THE COMPANY'S 52-OR-53 WEEK FISCAL YEAR ENDING ON THE SATURDAY CLOSEST TO JUNE 30. THE FISCAL YEARS 1994 THROUGH 1998 EACH CONTAINED 52 WEEKS AND ENDED ON JUNE 27, 1998, JUNE 28, 1997, JUNE 29, 1996, JULY, 1, 1995 AND JULY 2, 1994.

SPEIZMAN INDUSTRIES

   Speizman Industries is the leading distributor of new sock knitting machines in the United States. It distributes technologically advanced sock knitting machines manufactured by Lonati, S.p.A., Brescia, Italy ("Lonati"), which Speizman Industries believes is the world's largest manufacturer of hosiery knitting equipment. It also distributes Lonati sock and sheer hosiery knitting machines in Canada. In addition, through sales arrangements with other European textile machinery manufacturers, Speizman distributes other sock knitting machines, knitting machines for underwear and other knitted fabrics and other equipment related to the manufacture of socks, sheer hosiery and other textile products, principally in the United States and Canada. Speizman sells textile machine parts and used textile equipment in the United States and in a number of foreign countries.

   Speizman Industries and Lonati entered into their present agreement for the sale of Lonati machines in the United States in January 1992 (the "Lonati Agreement"). Speizman and Lonati also entered into a similar agreement relating to Speizman Industries' distribution of Lonati sock and sheer hosiery knitting machines in Canada in January 1992 and in Mexico in 1997. Speizman Industries has distributed Lonati double cylinder machines in the United States continuously since 1982. Speizman began distributing Lonati single cylinder machines in 1989.

   Pursuant to the Lonati Agreement, Lonati has appointed Speizman Industries as Lonati's exclusive agent in the United States for the sale of its range of single and double cylinder sock knitting machines and related spare parts. Under the Lonati Agreement, Speizman Industries also serves as the distributor of such equipment in the United States. Although the Lonati Agreement does not establish Speizman Industries as the exclusive distributor of Lonati sock machines in the United States, Speizman in fact has exclusively distributed Lonati double cylinder sock machines continuously since 1982 and Lonati single cylinder sock knitting machines since 1989. The Lonati Agreement extended to December 31, 1995 and continues from year to year thereafter, although it may be terminated on 90 days written notice at any year end or without notice in the event of a breach. Speizman and Lonati also entered into a similar agreement relating to Speizman Industries' distribution of Lonati sock and sheer hosiery knitting machines in Canada in January 1992.

   The Lonati Agreement contains certain covenants and conditions relating to Speizman Industries' sale of Lonati machines, including, among others, requirements that Speizman Industries, at its own expense, promote the sale of Lonati machines and assist Lonati in maintaining its competitive position, maintain an efficient sales staff, provide for the proper installation and servicing of the machines, maintain an adequate inventory of parts and pay for all costs of advertising the machines. Speizman is prohibited during the term of the Lonati Agreement from distributing any machines or parts that compete with Lonati machines and parts. Speizman believes that it is and will remain in compliance in all material respects with such covenants. The cost to Speizman of Lonati machines, as well as the delivery schedule of these machines, are totally at the discretion of Lonati. The Lonati Agreement allows Lonati to sell machines directly to the sock manufacturer with any resulting commission paid to Speizman determined on a case by case basis.

   The Lonati single cylinder machines distributed by Speizman Industries are for the knitting of athletic socks. The Lonati double cylinder machines are for the knitting of dress and casual socks. The Lonati machines are electronic, high-speed, and have computerized controls. Lonati single cylinder machines are capable of knitting pouch heel and toe, reciprocated heel and toe and tube socks. These and other features allow the rapid change of sock design, style and size, result in increased production volume and efficiency and simplify the servicing of the machines. Speizman Industries distributes these sock knitting machines as well as Lonati sheer hosiery knitting machines in Canada and in Mexico. In addition, Speizman distributes the knitting machines, described below, manufactured by Santoni, S.r.l. Brescia, Italy ("Santoni"), one of Lonati's subsidiaries, in the United States, Canada and Mexico. Sales by Speizman Industries in the United States, Canada and Mexico of new machines manufactured by Lonati, S.p.A., generated the following percentages of Speizman's net revenues: 41.1% in fiscal 1998, 60.1% in fiscal 1997 and 46.2% in fiscal 1996. In addition, sales of Santoni machines in the United States, Canada and Mexico generated 5.3%, 7.0% and 4.8% of Speizman Industries' net revenues in fiscal 1998, 1997 and 1996, respectively.

   In addition to the Lonati machines, Speizman Industries distributes new knitting and other machines and equipment under written agreements and other arrangements with the manufacturers. The following table sets forth certain information concerning certain of these additional distribution arrangements:

-------------------------------------------------------------------------------
     MANUFACTURER                  MACHINE                     TERRITORY
-------------------------------------------------------------------------------
Santoni, S.r.l.,          Circular knitting machines      United States, Canada
   Brescia, Italy         for underwear, men's socks      and Mexico
                          and women's sheer hosiery
                          and surgical support hose

Conti Complett, S.p.A.,   Sock  toe  closing  machines    United States and
   Milan, Italy           and sock turning devices        Canada

Dinema,                   Data collection                 United States and
   Brescia, Italy                                         Canada

Marchisio,                Fabric knitting machines        United States and
   Brescia, Italy                                         Canada

Mecmor,                   Fabric knitting machines        United States and
   Varese, Italy                                          Canada

Vignoni,                  Fabric knitting machines        United States and
   Cividino, Italy                                        Canada
----------------------------------------------------------------------------

   There can be no assurance that Speizman will not encounter significant difficulties in any attempt to enforce any provisions of the agreements with foreign manufacturers, or any agreement that may arise in connection with the placement and confirmation of orders for the machines manufactured by foreign manufacturer or obtain an adequate remedy for a breach of any such provision, due principally to the fact that they are foreign companies.

   Speizman Industries sells used machinery and parts to the textile industry. Speizman Industries carries significant amounts of machinery and parts inventories to meet customers' requirements and to assure itself of an adequate supply of used machinery. Speizman acts as a liquidator of textile mills and as a broker in the purchase and sale of such mills.

MARKETING AND SALES

   Speizman Industries markets and sells knitting machines and related equipment primarily by maintaining frequent contacts with customers and understanding of its customers' individual business needs. Salespersons will set up competitive trials in a customer's plant and allow the customer to use Speizman's machine in its own work environment alongside competing machines for two weeks to three months. Speizman Industries also offers customers the opportunity to send their employees to Speizman Industries for training courses on the operation and service of the machines and, depending on the number of machines purchased and the number of employees to train, may offer such training courses at the customer's facility. In addition, Speizman Industries exhibits its equipment at trade shows and uses its private showroom to demonstrate new machines. These marketing strategies are complemented by Speizman's commitment to service and continuing education. Speizman Industries also produces, at its own expense, training videos for its major lines of equipment. At September 11, 1998, Speizman employed approximately 10 salespersons and 28 technical representatives. In addition to its sales staff, Speizman Industries uses over 40 commission sales agents in a number of foreign countries in connection with its sales of used machines.

   The terms of new machine sales generally are individually negotiated including the purchase price, payment terms and delivery schedule. Speizman Industries is usually required to purchase imported machines with a letter of credit in favor of the manufacturer delivered not less than about 15 days prior to the machine's shipment to the customer's plant. Generally, the letter of credit must be payable 60 days or longer from the date of the on-board bill of lading and upon presentation of the bill of lading. The period from shipment by the manufacturer to installation in the customer's plant is generally 30-60 days.

   Speizman encourages trade-ins of older equipment, which reduces the customer's initial capital outlay. Speizman Industries believes that its trade-in policy has increased sales of certain of Speizman Industries' new equipment lines.

   Substantially all of the new machines sold by Speizman Industries are drop-shipped from the foreign manufacturer by container or air freight directly to the customer's plant using Speizman's freight forwarder to coordinate shipment. Title is taken at the European port, and Speizman insures the machines for 110% of cost.

   Because a substantial portion of Speizman Industries' revenues are derived from sales of machines and equipment imported from abroad, these sales may be subject to import controls, duty and currency fluctuations. The majority of Speizman Industries' purchases of Italian machines for sale in the United States are denominated in Italian lira. Generally, Speizman has been able to adjust sales prices or purchase lira hedging contracts to compensate for anticipated dollar fluctuations. However, international currency fluctuations that result in substantial price level changes could impede import sales and substantially impact profits. Speizman is not able to assess the quantitative effect such international price level changes could have upon Speizman Industries' operations. All of Speizman Industries' export sales originating from the United States are made in U.S. dollars.

   Speizman Industries also markets used machines through its employees and outside commission salespersons. Speizman Industries markets its used machines in the United States and in a number of foreign countries. Speizman uses trade advertising extensively and frequently distributes lists throughout the industry of used machines that Speizman Industries has for sale. Additionally, Speizman updates its Internet web site listing used machines available for sale.

   Speizman Industries exports certain new and used machines and parts for sale in Canada, Mexico and a number of other foreign countries. See Note 1 of Notes to Consolidated Financial Statements for certain financial information concerning Speizman Industries' foreign sales in fiscal 1998, 1997 and 1996.

CUSTOMERS

   Speizman Industries' customers consist primarily of the major sock manufacturers in the United States and Canada. In fiscal 1998, Speizman Industries' two largest customers, Manufactuier De Bas Iris Hosiery, Inc. (Canada) and Renfro Corporation, accounted for 11.7% and 3.8%, respectively, of the Company's revenues. In fiscal 1997, Speizman Industries' two largest customers, Manufactuier De Bas Iris Hosiery, Inc. (Canada) and Sara Lee Company, accounted for 10.5% and 9.9%, respectively, of Speizman Industries' revenues. In fiscal 1996, Speizman Industries' two largest customers, Renfro Corporation and Manufacturier De Bas Iris Hosiery, Inc. (Canada), accounted for 8.8% and 5.8%, respectively, of Speizman Industries' revenues. Generally, the customers contributing the most to Speizman Industries' net revenues vary from year to year. Speizman Industries believes that the loss of any principal customer could have a material adverse effect on Speizman Industries.

COMPETITION

   The sock knitting machine industry is competitive. Lonati single cylinder machines compete primarily with machines manufactured by an Italian and a Czech company and Lonati double cylinder machines compete primarily with machines manufactured by an Italian company acquired in 1993 by Lonati but not represented by Speizman Industries. Lonati machines compete, to a lesser extent, with machines manufactured by a number of other foreign companies of varying sizes and with companies selling used machines. The principal competitive factors in the distribution of sock knitting machines are technology, price, service, and allowance of trade-ins and delivery. Management believes that its competitive advantages are the technological advantages of the Lonati machines, Speizman Industries' commitment to customer service and Speizman Industries' allowance of trade-ins of used machines on new Lonati machines. Management believes that it is at a short term competitive disadvantage if a potential customer's decision will be based primarily on price since, generally, the purchase price of Lonati machines is higher than that of competing machines.

   In its sale of new equipment in addition to Lonati machines, Speizman Industries competes with a number of foreign and domestic manufacturers and distributors of new and used machines. In its sale of such other machines and equipment, certain of Speizman Industries' competitors may have substantially greater resources than Speizman Industries.

   Domestic and foreign sales of used sock and sheer hosiery knitting machines is fragmented and highly competitive. Speizman Industries competes with a number of domestic and foreign companies that sell used machines as well as domestic and foreign manufacturers that have used machines for sale as a result of trade-ins. In the United States, Speizman Industries has one primary competitor in its sale of used sock knitting machines. The principal competitive factors in Speizman Industries' domestic and foreign sales of used machines are price and availability of machines that are in demand. Although Speizman Industries is the exclusive distributor of parts for a number of the machines it distributes, it competes with firms that manufacture and distribute duplicates of such parts. In addition, Speizman Industries competes with a number of distributors and manufacturers in its other parts sales.

WINK DAVIS

   Wink Davis, based in Atlanta, Georgia, distributes commercial laundry equipment and parts and provides related service. Wink Davis was acquired by Speizman on August 1, 1997. Wink Davis sells to a wide variety of customers. A large share of these customers maintain on premise laundries ("OPL's"). OPL's are commonly found in hotels, nursing homes and other institutions that perform their laundry services in-house. Some larger installations of equipment are found in hospitals, prisons and linen processing plants. The largest portion of Wink Davis' sales are generated from its distributorships of both Pellerin-Milnor (washer extractor equipment manufacturers based in Kenner, La.) and Chicago Dryer (commercial ironer/folder manufacturers based in Chicago, IL). Wink Davis represents both of these companies for the southeastern United States and Chicago, Illinois areas. Specifically, Wink Davis' territories include Georgia, South Carolina, North Carolina, Virginia, middle and eastern Tennessee, Maryland, Washington, D.C., northern and central Florida, and the Chicago, Illinois areas.

   The Pellerin-Milnor agreement appoints Wink Davis as the exclusive agent within its territories. In some instances, a customer's purchase order may be taken in one agent's territory, but the equipment is actually delivered to a territory served by a different Pellerin-Milnor agent. In these instances, Pellerin-Milnor grants the sale to the territory in which the purchase order was taken. The dealer servicing the territory in which the equipment is installed receives a commission for which that dealer must assume responsibility for installing the equipment. Historically, these sales involving two separate Pellerin-Milnor dealers have been infrequent and management feels this issue does not significantly improve or hurt its operations. The Chicago Dryer agreement does not appoint Wink Davis as the exclusive agent within its territories. Both the Pellerin-Milnor and Chicago Dryer agreements are renewed on an annual basis and may be terminated in the event of a breach. Wink Davis has continuously represented both manufacturers for most of its current territories since 1972. Since 1980, Pellerin-Milnor has presented its annual top distributor award to Wink Davis for all but three years. There can be no assurance that the loss of one or both of these distributorships would not have a materially adverse impact to Wink Davis' operations.

   The Pellerin Milnor and Chicago Dryer agreements contain certain covenants and conditions relating to Wink Davis' sales of these products, including, among other things, that Wink Davis, at its own expense, promote the sale of the manufacturers' machines and assist the manufacturers in maintaining their competitive positions, maintain an efficient sales staff, provide for the proper installation, maintenance and servicing of the machines, maintain adequate inventory of parts and pay for all costs of advertising the machines. Wink Davis believes that it is and will remain in compliance in all material respects with such covenants.

Additionally, Wink Davis, under written agreements and other arrangements with original equipment manufacturers ("OEMs"), distributes other laundry related equipment. The following table sets forth certain information concerning the additional distribution agreements:

      MANUFACTURER                MACHINE                       TERRITORY
------------------------------------------------------------------------------------------

Ajax Manufacturing,      Laundry and Dry Cleaning   Southeastern  U.S. & Chicago, IL areas
   Cincinnati, OH        Presses

American Dryer,          Commercial Dryers          Southeastern  U.S. & Chicago, IL areas
   Fall River, MA

Cissell Manufacturing,   Commercial Dryers,         Southeastern  U.S. & Chicago, IL areas
   Louisville, KY         laundry and dry
                          cleaning pressing
                          equipment

Consolidated Laundry     Commercial Dryers          Southeastern  U.S. & Chicago, IL areas
Machinery,
   Los Angeles, CA

Energenics Corp.,        Lint collectors and        Southeastern  U.S. & Chicago, IL areas
   Naples, FL            automatic cart
                            wash systems

Forenta, Inc.,           Laundry and Dry Cleaning   Southeastern  U.S. & Chicago, IL areas
   Morrisville, TN       Presses

Huebsch Originators,     Commercial Dryers          Southeastern  U.S. & Chicago, IL areas
   Ripon, WI

Unipress, Inc.,          Laundry and Dry Cleaning   Southeastern  U.S. & Chicago, IL areas
   Tampa, FL             Presses

VIC Manufacturing,       Dry Cleaning Equipment     Southeastern  U.S. & Chicago, IL areas
   Minneapolis, MN

MARKETING AND SALES

   Wink Davis' primary products include washers, dryers, ironers and other finishing equipment. Some of the larger installations include continuous batch washers ("CBW's"), large dryers, pressing and folding equipment and conveyor systems resulting in the laundering process being substantially automated. The majority of the sales consist of washers, with less than 165 pound capacity per load, and corresponding dryers. CBW systems or tunnels are highly customized with a variety of features depending on the unique needs and constraints of each customer. Sales orders are generated through a variety of methods including repeat business referrals, cold calls and unsolicited telephone orders. Typical sales terms on larger contracts require 15% down with the balance due 10 days after delivery. At September 11, 1998, Wink Davis employed approximately 15 sales persons and 32 technical representatives.

   Most used equipment in smaller facilities has little value and there is little demand for that type of used laundry equipment. Accordingly, Wink Davis rarely accepts trade-ins of low capacity used equipment, nor do they purchase used equipment of that nature. Some used CBW units can be rebuilt at a substantial reduction in price to new units. Wink Davis does occasionally find sales opportunities of this type. Many large orders, especially those at new construction sites, require newly designed or modified electrical, plumbing, construction or other work at the customer site. Wink Davis often subcontracts these tasks for the customer in conjunction with the sale. Wink Davis has a staff of CAD operators, and service personnel who assist and support outside contractors to ensure that the facilities are properly prepared prior to the delivery of equipment. Wink Davis personnel install the equipment and provide training for the customers' operators. Smaller white sales generally require less support and frequently consist of matching the specifications of the newly ordered machine to the existing site.

   Additionally, Wink Davis provides repair and maintenance services to OPL facilities. Customers' OPL facilities are typically operated and managed by the property, maintenance or janitorial staffs. These staffs are often small with broad areas of responsibilities and limited technical expertise, especially for specific maintenance and repair issues of the laundry equipment. Accordingly, Wink Davis provides a full range of repair and maintenance services. Each sales office is staffed by four or more technicians. Each technician travels to the customer's site in a maintenance van, fully stocked with the most commonly needed parts. Upon notification, Wink Davis will dispatch and commonly have a technician addressing the problem within 24 hours. If additional parts are required, they may be ordered from the main Atlanta warehouse or shipped directly from the manufacturer.

CUSTOMERS

   Wink Davis has over 4,000 customers ranging in size from single washing machine facilities to large laundry systems in hospitals or linen supply houses. Customers purchasing laundry machines typically continue their association with Wink Davis through purchase of repair parts or through service calls for equipment repairs. No customer represents more than 10% of Wink Davis' business. Accordingly, the loss of any single customer will not materially affect the operations of Wink Davis.

COMPETITION

   The laundry equipment business is very competitive. Wink Davis competes directly with several other distributors representing other OEMs. Wink Davis believes the products they represent are of equal quality. In some instances, Wink Davis may be at a price disadvantage when a customer considers price only. Many sales of white machines are price sensitive, however this varies by region. The purchase decision on larger installations is less price sensitive as these customers are more concerned about production output and quality, and the seller's ability to efficiently service the machines being purchased. Wink Davis maintains a well-trained staff of technicians covering all geographic areas of distribution. Management believes this staff is more comprehensive than any maintained by the competition.

TMC

   TMC assembles automated boarding and finishing equipment for the sock manufacturing industry. Management believes significant potential exists for automating finishing operations in mills that specialize in high volume production which is sold through large discount retail chains. Typically, this denotes athletic socks, but may also include single-color, casual dress socks.

   The current technology for athletic sock knitting operations is considered highly automated and capital intensive. Raw material on yarn cones directly feeds a machine which knits the entire product. A second off line operation closes the toe using automated turners and toe closing equipment. Finishing processes, unlike knitting operations, are significantly labor intensive. Through a series of steps, socks are boarded, trimmed, paired and bagged.

   TMC's machine significantly automates this process. In addition to boarding, trimming, pairing and bagging, the equipment can also insert j-hooks (a small plastic hanger for a display case), transfer print and board.

PRODUCTION

   The production process is basically assembly. Many of the electronic, pneumatic, and structural parts are standard items available from various distributors. A significant portion of the hardware and structural components are custom designed and ordered. As of September 11, 1998, TMC employed 15 direct assemblers, 8 indirect laborers, and 9 persons in research and development. All assembly is done at TMC's leased facility on Patterson Avenue in Winston-Salem, N.C. Since the acquisition by Speizman Industries on February 6, 1998 through September 11, 1998, TMC has shipped approximately 33 machines.

   Historically, most of the products have been built to order based on unique customer specifications. Currently, research and development, together with manufacturing, are designing a modularization project. The modularization project will transform the product from a custom ordered machine to standardized configurations. Customers will have the opportunity to select the most commonly requested features for addition to the standard product. Management believes that this will continue to meet virtually all of the potential customers' needs. However, by creating modular components, management hopes to improve production efficiencies. Management also hopes to reduce cycle time between receiving the customer order and delivery of the equipment.

RESEARCH AND DEVELOPMENT

   TMC has 9 employees in research and development, including William Todd, the former owner and current Vice President. Key components of the product have been patented and several other patents are pending. Currently, the research and development staff is developing equipment for additional hosiery manufacturing functions and other packaging applications, possibly outside the hosiery industry.

SALES AND MARKETING

   TMC was acquired by Speizman on February 6, 1998. Prior to the acquisition, equipment was sold directly through TMC's sales force. After the acquisition, all sales are now made through Speizman Industries' sales force. The customer base for TMC's product significantly overlaps with the customer base for hosiery knitting machinery.

COMPETITION

   Competition consists of domestic and foreign manufacturers of similar equipment. Such competitors consist of both large and small firms, many of which compete intensely with TMC.

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

EMPLOYEES

   As of September 11, 1998, the Company had 231 full-time employees. The Company's employees are not represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company considers its relations with its employees to be good.

BACKLOG

   The Company's backlog of unfilled orders for new and used machines was $24.5 million, $16.8 million and $19.3 million at June 27, 1998, June 28, 1997 and June 29, 1996, respectively. Management believes that all Speizman Industries' unfilled orders at June 27, 1998 will be filled by the end of fiscal 1999. The period of time required to fill orders varies depending on the machine ordered.

RECEIPT OF MARZOLI AND VOUK PRODUCT LINES

   On August 1, 1998, the Company was granted the exclusive United States and Canadian distribution rights of the Marzoli product line manufactured by Fratelli Marzoli & C. SpA, an Italian corporation. Lonati has an ownership interest in Fratelli Marzoli & C. Spa. Operations of this product line are being conducted through a new, wholly-owned subsidiary of the Company, Speizman Yarn Equipment, Inc. As part of its agreement with Fratelli Marzoli & C.

SpA, the Company will assume the operations of the current offices, showrooms and personnel. Fratelli Marzoli & C. SpA manufactures equipment used in the yarn processing industry. Prior to the Company's receipt of distribution rights, Fratelli Marzoli & Co. SpA distributed their products in the United States through its wholly-owned subsidiary, Marzoli International, Inc., a domestic corporation based in Spartanburg, South Carolina. Revenues of Marzoli International, Inc. for the twelve months ended December 31, 1997 were approximately $13.9 million.

   On August 1, 1998, the Company was granted the exclusive United States and Canadian distribution rights of the Vouk product line manufactured by Vouk SpA Officine Meccanotessili, an Italian corporation in which Lonati has an ownership interest. Vouk SpA Officine Meccanotessili manufactures equipment used in the yarn processing industry. Operations of this product line are being conducted through Speizman Yarn Equipment, Inc. Prior to the Company's receipt of the distribution rights, Vouk SpA Officine Meccanotessili sold directly in the United States and Canada through several agents.

ITEM 2.  PROPERTIES.

   The Company leases all of its real property. Significant leases are summarized in the table below:

                                                                                                                APPROXIMATE
                                                                         LEASE       LEASE TERM    MONTHLY     RENTAL SQUARE
                      USE                            LOCATION      ORIGINATION DATE   (MONTHS)   RENTAL RATE      FOOTAGE
------------------------------------------------------------------------------------------------------------------------------------
                                                       Properties used primarily by Speizman:
Current executive, administrative,
   machinery rebuilding and warehousing          Charlotte, NC     April 1, 1998              12  $ 29,669           89,000    (a)
Future executive, administrative,  machinery
   rebuilding and warehousing                    Charlotte, NC     October 1, 1997           180  $ 54,923          122,052    (b)
Warehousing                                      Charlotte, NC     March 1, 1998               9   $ 9,375           45,000
Warehousing                                      Charlotte, NC             -             Monthly   $ 9,654           41,000
Warehousing                                      Charlotte, NC             -             Monthly   $ 4,000           20,000
Sales office and warehouse                       Glendale, NY      August 1, 1998             24   $ 2,314            3,641
                                                       Properties used primarily by Wink Davis:
Administrative, sales office and warehouse       Atlanta, GA       July 30, 1997              24   $ 7,651           23,700    (c)
Sales office and warehouse                       Wooddale, IL      July 30, 1997              24   $ 6,099            6,500    (c)
Sales office and warehouse                       Charlotte, NC     July 30, 1997              24   $ 2,012            6,045    (c)
Sales office and warehouse                       Chester, VA       July 30, 1997              24   $ 1,982            6,000    (c)
                                                       Properties used primarily by TMC:
Research and development and  administration     Winston-Salem, NC February 6, 1998           24   $ 2,120            6,000    (d)
Machine assembly                                 Winston-Salem, NC September 1, 1996          24   $ 4,417           35,340

(a)The Company's headquarters are leased from a partnership owned by Robert S. Speizman and his brother. The City of Charlotte has designated this building an "historic landmark" and, as a result, modifications to the building require prior approval of the Charlotte-Mecklenburg Historic Landmark Commission.
(b)This property is leased from a corporation owned by Robert S. Speizman, his wife and their children. The Company plans to relocate its executive, administrative, machinery rebuilding and a substantial portion of its warehousing to this location in the spring of 1999. Currently, this location is being upfitted to support these functions.
(c)These properties are leased from a partnership owned by C. Alexander Davis, a former shareholder and current President of Wink Davis, and his brother.
(d)This property is leased from William H. Todd, a former shareholder and current VP-Research and Development of TMC, and his wife.

ITEM 3.  LEGAL PROCEEDINGS.

   Speizman Industries, Inc. is presently the Defendant in a lawsuit filed by Mr. Boyd A. McClure, a former employee of the Company who lost his job in mid-1997, pursuant to a reduction in workforce. The lawsuit presently pending in the United States District Court for the Western District of North Carolina, Charlotte Division, is entitled BOYD A. MCCLURE V. SPEIZMAN INDUSTRIES, INC., Case No. 3:98-CV-195-MU.

   In this lawsuit, Mr. McClure asserts three (3) claims against Speizman Industries, Inc.: (1) he alleges that he was discharged from his employment because of a physical disability in violation of The Americans With Disabilities Act; (2) he alleges he was discharged from his employment because of his age in violation of The Age Discrimination In Employment Act; and (3) he alleges he was the victim of "wrongful discharge", a tort claim recognized under the State of North Carolina which basically encompasses the substance of the two above-mentioned federal law claims.

   At the present time, both Plaintiff and Speizman Industries, Inc. are engaged in discovery processes including depositions, and it is the Company's unwavering position that it will defend vigorously against all claims brought by Mr. McClure through trial, if necessary. At this early juncture, there is too much subjectivity inherent in an assessment of the likelihood of Mr. McClure's success to accurately quantify or qualify the underlying merits of this case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1997.

EXECUTIVE OFFICERS OF REGISTRANT

   The following table sets forth certain information regarding the executive officers of the Company:

    NAME                   AGE      POSITIONS WITH THE COMPANY
    ----                   ---      --------------------------
    Robert S. Speizman...  58       Chairman of the Board, President and Director
    Josef Sklut..........  69       Vice President-Finance, Secretary,
                                    Treasurer and Director
    C. Alexander Davis...  50       President, Wink Davis Equipment Company, Inc.
    Bryan D. Speizman ...  33       Senior Vice President, Non-Hosiery
    Mark A. Speizman ....  27       Senior Vice President, Hosiery

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

   Bryan D. Speizman, son of Robert S. Speizman, began serving as Senior Vice President, Non-Hosiery in fiscal 1998.

   Mark A. Speizman, son of Robert S. Speizman, began serving as Senior Vice President, Hosiery in fiscal 1998.

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

FISCAL 1997                                                   HIGH         LOW
                                                              ----         ---
   First Quarter (ended September 28, 1996) ............      5.75        3.75
   Second Quarter (ended December 28, 1996).............      6.88        4.38
   Third Quarter (ended March 29, 1997).................      7.13        4.50
   Fourth Quarter (ended June 28, 1997).................      6.25        3.88

FISCAL 1998
   First Quarter (ended September 27, 1997) ............      9.50        4.88
   Second Quarter (ended December 27, 1997).............      9.19        5.38
   Third Quarter (ended March 28, 1998).................      7.25        5.38
   Fourth Quarter (ended June 27, 1998).................      7.13        5.00

   As of June 27, 1998, there were approximately 241 stockholders of record of the Common Stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

                                                                    Fiscal Year Ended
                                                ------------------------------------------------------
                                                  June 27,   June 28,  June 29,    July 1,    July 2,
                                                    1998       1997      1996       1995        1994
                                                    ----       ----      ----       ----        ----
                                                    (IN THOUSANDS, EXCEPT NET INCOME PER SHARE DATA)
STATEMENT OF INCOME DATA:
   Net revenues.................................$    90,886   $79,103   $46,280    $61,597     $69,526
   Cost of sales................................     74,034    65,935    40,547     53,986      60,004
                                                     ------    ------    ------     ------      ------
   Gross profit.................................     16,852    13,168     5,733      7,611       9,522
   Selling, general and administrative expenses      12,855     8,855     6,577      5,478       4,350
                                                     ------    ------    ------     ------      ------
   Operating income (loss)......................      3,997    4,313       (844)     2,133       5,172
   Interest (income) expense, net.                      791      (18)       (43)       (15)          6
                                                     ------    ------    ------     ------      ------
   Income (loss) before taxes on income               3,206    4,331       (801)     2,148       5,166
   Taxes (benefit) on income ...................      1,273    1,645       (228)       854       1,869
                                                     ------    ------    ------     ------      ------
   Net income (loss)............................      1,933    2,686       (573)     1,294       3,297
   Preferred stock dividends....................          -        -          -          -          41
                                                     ------    ------    ------     ------      ------
   Net income (loss) applicable to common stock      $1,933  $ 2,686    $  (573)  $  1,294    $  3,256
                                                     ======  =======    =======   ========    ========

PER SHARE DATA:
   Basic earnings (loss) per share                   $ 0.59  $  0.83    $ (0.18)    $ 0.40      $ 1.16
   Diluted earnings (loss) per share                   0.56     0.80      (0.18)      0.40        1.10

   Weighted average shares outstanding - basic        3,284    3,229      3,209      3,209       2,805
   Weighted   average   shares   outstanding   -
diluted ........................................      3,426    3,353      3,209      3,272       2,949

BALANCE SHEET DATA:
   Working capital..............................    $20,216  $18,741    $16,313    $17,613     $16,579
   Total assets.................................     50,034   43,174     36,149     35,704      30,160
   Short-term debt..............................      4,000        -          -          -           -
   Long-term debt, including current maturity         7,670      112        148        147         293
   Stockholders' equity.........................     23,207   20,938     18,203     18,782      17,483

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

   The Company's revenues are generated primarily from its distribution of textile equipment (principally knitting equipment and, to a lessor extent, from the sale of parts used in such equipment and the sale of used equipment) and commercial laundry equipment and services (principally commercial washers and dryers and, to a lessor extent, the sale of parts used in such equipment and related services). The Company began operating in the laundry equipment and services segment with the purchase of Wink Davis on August 1, 1997.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 27, 1998 COMPARED TO YEAR ENDED JUNE 28, 1997

   NET REVENUES. Net revenues in fiscal 1998 were $90.9 million as compared to $79.1 million in fiscal 1997, an increase of $11.8 million or 14.9%. This increase is primarily due to the acquisition of Wink Davis on August 1, 1997. Wink Davis recognized revenues in fiscal 1997 of $23.7 million. Additional components of the increase include $2.0 million increase from sales of TMC products (acquired on February 6, 1998) and an increase of $0.7 million in parts sales, offset by an $10.8 million decrease in hosiery related equipment, a $1.6 million decrease in knitted fabric equipment and a decrease of $2.2 million in products no longer represented, including sweater, and garment wet processing equipment.

   COST OF SALES. In fiscal 1998 cost of sales were $74.0 million an increase of $8.1million from $65.9 million in fiscal 1997. Cost of sales as a percentage of revenues decrease to 81.5% in fiscal 1998 as compared to 83.3% in fiscal 1997. This decrease results from higher margins on hosiery related parts and equipment and the exclusion of lower margin liquidations of products discontinued in 1997. This decrease in cost of sales as a percentage of revenues was slightly offset by lower margins on Wink Davis sales.

   SELLING EXPENSES. Selling expenses increased to $6.9 million in fiscal 1998 as compared to $5.8 million in fiscal 1997. This net increase of $1.1 million results from increased selling expenses of $1.8 million at Wink Davis and TMC, offset by decreases of $443,000 in textile equipment related salaries and commissions and other decreases in letter of credit expenses, professional fees, advertising and other expense decreases generally related to lower overall sales volume of textile machinery.

   GENERAL AND ADMINISTRATIVE. General and administrative expense increased in fiscal 1998 to $5.9 million from $3.0 million in fiscal 1997. This increase results primarily from additional administrative expenses of $1.7 million of Wink Davis and TMC, amortization expenses of $405,000 and rental expense of the new facility of $324,000.

   INTEREST EXPENSE. Interest expense is expressed net of interest income. In fiscal 1998, net interest expense was $791,000. This significant increase in interest expense is related directly to the debt funded acquisitions of Wink Davis and TMC.

   TAXES (BENEFIT) ON INCOME (LOSS). The provision for income taxes in fiscal 1998 is $1,273,000 or 39.7% of income before taxes. The provision for income taxes in fiscal 1997 is $1,645,000 or 38.0% of income before taxes.

   NET INCOME (LOSS). Net income for fiscal 1998 decreased to $1.9 million compared to net income of $2.7 million for fiscal 1997. Basic earnings per share decreased to $0.59 and diluted earnings per share decreased to $0.56. In fiscal 1997, basic earnings per share was $0.83 and diluted earnings per share was $0.80.

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

   NET INCOME (LOSS). Net income for fiscal 1997 increased to $2.7 million compared to a net loss of $0.6 million for fiscal 1996. Basic earnings per share increased to$0.83 and diluted earnings per share increased to $0.80 in fiscal 1997. In fiscal 1996, basic and diluted loss per share was $0.18.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has a credit facility with NationsBank, opened on August 1, 1997, in conjunction with the purchase of Wink Davis, amended on February 6, 1998, in conjunction with the purchase of TMC and expiring on July 31, 2000. This facility furnished term loan financing for these acquisitions and also provides a line of credit for direct borrowings and issuance of documentary letters of credit. The line of credit provides up to $38.3 million, subject to current collateral balances, including up to a maximum of $8.5 million for direct borrowings, with the balance available for documentary letters of credit and term debt. Amounts outstanding under the line of credit bear interest at the greater of prime plus 1.0% or the Federal Funds Rate plus 1.5% for base rate loans and the Eurodollar Rate plus 2.0% for Eurodollar loans. In connection with this line of credit, the Company granted a security interest in accounts receivable and inventory, as defined in the loan agreement.

   Working capital at June 27, 1998 was $20.2 million as compared to $18.7 million at June 28, 1997, an increase of $1.5 million. Operating activities in fiscal 1998 used $1.3 million. In fiscal 1997 operating activities used $3.4 million. Significant funds were used in investing activities, primarily the purchases of Wink Davis and TMC for $9.5 million and $1.8 million respectively. Funds for these acquisitions were provided from financing activities, primarily through the issuance of $8.3 million in long term notes and $4.0 million of borrowings on the revolving line of credit. Cash flows from investing and financing activities in fiscal 1997 were significantly less.

SEASONALITY AND OTHER FACTORS

   There are certain seasonal factors that may affect the Company's business. Traditionally, manufacturing businesses in Italy close for the month of August, and the Company's hosiery customers close for one week in July. Consequently, no shipments or deliveries, as the case may be, of machines distributed by the Company that are manufactured in Italy are made during these periods which fall in the Company's first quarter. In addition, manufacturing businesses in Italy generally close for two weeks in December, during the Company's second quarter. Fluctuations of customer orders or other factors may result in quarterly variations in net revenues from year to year.

EFFECTS OF INFLATION AND CHANGING PRICES

   Management believes that inflation has not had a material effect on the Company's operations.

DISCLOSURE ABOUT FOREIGN CURRENCY RISK

   Generally, the Company's purchases of foreign manufactured machinery for resale are denominated in Italian lira. In the ordinary course of business, the Company enters into foreign exchange forward contracts to mitigate the effect of foreign currency movements between the Italian lira and the U.S. dollar from the time of placing the Company's purchase order until final payment for the purchase is made. The contracts have maturity dates that do not generally exceed 12 months. Substantially all of the increase or decrease of the lira denominated purchase price is offset by the gains and losses of the foreign exchange contract. The unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transaction is consummated.

   A substantial portion of the Company's textile machine and spare part purchases are denominated and payable in Italian lira. Currency fluctuations of the lira could result in substantial price level changes and therefore impede or promote import/export sales and substantially impact profits. However, to reduce exposure to adverse foreign currency fluctuations during the period from customer orders to payment for goods sold, the Company enters into forward exchange contracts. The Company is not able to assess the quantitative effect that such currency fluctuations could have upon the Company's operations. There can be no assurance that fluctuations in foreign currency exchange rates will not have a significant adverse effect on future operations.

   At June 27, 1998, the Company had contracts maturing through March 1999 to purchase approximately 24.3 billion Lira for approximately $13.7 million, which approximates the spot rate on that date.

NOTE REGARDING PRIVATE SECURITIES LITIGATION REFORM ACT

   Statements made by the Company which are not historical facts are forward looking statements that involve risks and uncertainties. Actual results could differ materially from those expressed or implied in forward looking statements. All such forward looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause financial performance to differ materially from past results and from those expressed and implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers) availability of financing, competition, management's ability to manage growth, loss of customers, and a variety of other factors.

YEAR 2000 COMPLIANCE

   The Company has reviewed its computer and business systems to identify those areas that could be adversely affected by Year 2000 software failures. The primary information system used by both Speizman Industries and TMC has been reviewed and all known issues related to the Year 2000 issues have been resolved. Costs incurred were not significant. The primary information system used by Wink Davis is not Year 2000 compliant. In conjunction with the purchase of Wink Davis on August 1, 1997, management planned to integrate Wink Davis' information into the existing system used by Speizman Industries. The integration project, which was not accelerated due to the Year 2000 issue, is scheduled to be completed in December 1998. The estimated project cost of integrating Wink Davis' information system is approximately $100,000.

   A substantial portion of the equipment distributed by the Company has computerized controls and features. However, to the Company's knowledge, no operating features of the equipment are dependent on any time or date information, such as the Year 2000 issue.

   The Company is aware of one subsidiary's voice mail system and there may be other computer-based systems which may require upgrading to ensure operational continuity beyond December 31, 1999. The Company has substantially completed identification of all such systems and believes that all significant systems will be compliant in time to ensure no disruption to the Company's operations. The cost of bringing these minor systems into compliance is not anticipated to be material.

   Currently, the Company cannot predict the effect of the Year 2000 problem on entities with which it transacts business and there can be no assurance it will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. The Company will be formulating a contingency plan to address the possible effects of any of its customers experiencing Year 2000 problems.

NEW ACCOUNTING PRONOUNCEMENTS

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

   Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is presently assessing the impact of the adoption of SFAS No. 133, on its consolidated financial statements.

   In May, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs at Start-Up Activities. SOP 98-5 requires that entities expense start-up costs and organization costs as they are incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Management does not anticipate SOP 98-5 having a material impact on its consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

   Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The financial statements and supplementary data required by this Item 8 appear on Pages F-1 through F-16 and S-1 through S-2 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The response to this Item 10 is set forth in part under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the remainder is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held November 18, 1998 (the "1998 Proxy Statement") under the sections captioned "Election of Directors," "Certain Information Regarding the Board of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which sections are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

   The response to this Item 11 is set forth in the 1998 Proxy Statement under the section captioned "Executive Compensation and Related Information," which section, other than the subsections captioned "Report of the Compensation Committee and the Stock Option Committee on Executive Compensation" and "Comparative Performance Graph," is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The response to this Item 12 is set forth in the 1998 Proxy Statement under the section captioned "Stock Ownership of Certain Beneficial Owners and Management," which section is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The response to this Item 13 is set forth in the 1998 Proxy Statement under the section captioned "Certain Transactions," which section is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)The following documents are included as part of the Annual Report on Form 10-K:


1. FINANCIAL STATEMENTS:
                                                                         Page
Report of Independent Certified Public Accountants ................       F-1
Consolidated Balance Sheets - June 27, 1998 and June 28, 1997......       F-2
Consolidated Financial Statements for each of the three years in the periods ended June 27, 1998,
     June 28, 1997 and June 29, 1996:
    Consolidated Statements of Operations .........................       F-3
    Consolidated Statements of Stockholders' Equity ...............       F-4
    Consolidated Statements of Cash Flows .........................       F-5
Summary of Accounting Policies ....................................       F-6
Notes to Consolidated Financial Statements ........................       F-8


2. FINANCIAL STATEMENT SCHEDULES:
Report of Independent Certified Public Accountants.................       S-1
Schedule II - Valuation and Qualifying Accounts....................       S-2

3. EXHIBITS:


   The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, and are incorporated herein by reference.

   (b)      Reports on Form 8-K

      On April 6, 1998, the Company filed a Current Report on Form 8-K pursuant to Item 5 thereof reporting that on March 31, 1998, the Company announced a plan to repurchase up to $500,000 of its currently outstanding common stock.

                                   SIGNATURES

      Pursuant to the requirements of Section 131 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SPEIZMAN INDUSTRIES, INC.

Date:   September 25, 1998

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

        Signatures                   Title                               Date
        ----------                   -----                               ----

/s/ Robert S. Speizman      President and Director               September 25, 1998
--------------------------  (Principal Executive Officer)
Robert S. Speizman

/s/ Josef Sklut             Vice President-Finance, Secretary,   September 25, 1998
--------------------------    Treasurer and Director
Josef Sklut                   (Principal Financial Officer and
                              Principal Accounting Officer)

/s/ Steven P. Berkowitz     Director                             September 24, 1998
--------------------------
Steven P. Berkowitz

/s/ William Gorelick        Director                             September 23, 1998
--------------------------
William Gorelick

/s/ Scott C. Lea            Director                             September 23, 1998
--------------------------
Scott C. Lea

                    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

      To the Board of Directors and Stockholders
      Speizman Industries, Inc.


      We have audited the accompanying consolidated balance sheets of SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES as of June 27, 1998 and June 28, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES at June 27, 1998 and June 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 1998, in conformity with generally accepted accounting principles.




      Charlotte, North Carolina                          BDO Seidman, LLP
      August 27, 1998

                        SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                                                              June 27,       June 28,
                                                                1998            1997
                                                           -----------    ------------
       ASSETS
       Current:
          Cash and cash equivalents......................  $ 2,193,329  $    3,832,534
          Accounts receivable (Notes 1, 2 and 7)..........  19,817,834      21,075,138
          Inventories (Notes 3 and 7).....................  15,934,745      12,970,134
          Prepaid expenses and other current assets.......   3,372,266       2,988,786
                                                           -----------    ------------
            TOTAL CURRENT ASSETS..........................  41,318,174      40,866,592
                                                           -----------    ------------
       Property and Equipment:  (Note 7)
          Leasehold improvements..........................     552,655         750,140
          Machinery and equipment.........................   1,825,959       1,770,886
          Furniture, fixtures and transportation equipment   1,341,728       1,078,429
                                                           -----------    ------------
                                                             3,720,342       3,599,455
          Less accumulated depreciation and amortization..  (1,632,367)     (1,811,183)
                                                           -----------    ------------
            NET PROPERTY AND EQUIPMENT....................   2,087,975       1,788,272
                                                           -----------    ------------
       Other long-term assets.............................     517,352         518,957
       Intangibles, net of accumulated amortization
          (Note 4)........................................   6,110,410               -
                                                           -----------    ------------
                                                           $50,033,911   $  43,173,821
                                                           ===========   =============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current:
          Note payable - bank line of credit (Note 7) .... $ 4,000,000   $           -
          Accounts payable................................  10,809,976      19,075,766
          Customers' deposits.............................   2,158,512       1,380,621
          Accrued expenses................................   2,188,557       1,667,621
          Current maturities of long-term debt (Note 8)...   1,945,000           1,769
                                                           -----------    ------------
            TOTAL CURRENT LIABILITIES.....................  21,102,045      22,125,777
       Long-Term Debt (Note 8)............................   5,725,000         110,344
                                                           -----------    ------------
            TOTAL LIABILITIES............................. $26,827,045    $ 22,236,121
                                                           ===========   =============

       Commitments and Contingencies (Notes 5, 10, 11, 12 and 13)

       Stockholders' Equity (Notes 9 and 10):
          Common Stock - par value $.10; authorized
             20,000,000 shares, issued 3,357,406,
             outstanding 335,741 3,319,806; and
             issued 3,262,866, outstanding 3,235,266,
             respectively ..................................   335,741         326,287
          Additional paid-in capital........................12,889,546      12,512,299
          Retained earnings.................................10,143,226       8,209,911
          Foreign currency translation adjustment..........          -         (11,000)
                                                           -----------    ------------
            Total...........................................23,368,513      21,037,497
          Treasury stock, at cost, 37,600 shares and
            27,600 shares...................................  (161,647)        (99,797)
                                                           -----------    ------------
            TOTAL STOCKHOLDERS' EQUITY......................23,206,866      20,937,700
                                                           -----------    ------------
                                                           $50,033,911   $  43,173,821
                                                           ===========   =============

See accompanying summary of accounting policies and notes to consolidated financial statements.

                        SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Year Ended
                                            ------------------------------------------
                                                June 27,      June 28,       June 29,
                                                 1998           1997           1996
                                            ------------    -----------    -----------
   NET REVENUES (Note 1)................... $ 90,886,285    $79,103,225    $46,279,969
                                            ------------    -----------    -----------
   COSTS AND EXPENSES:
      Cost of sales.........................  74,033,817     65,934,696     40,546,962
      Selling expenses......................   6,944,079      5,810,360      4,699,280
      General and administrative expenses....  5,911,007      3,045,269      1,878,193
                                            ------------    -----------    -----------
         Total costs and expenses...........  86,888,903     74,790,325     47,124,435
                                            ------------    -----------    -----------
                                               3,997,382      4,312,900       (844,466)
   INTEREST (INCOME) EXPENSE, net of
   interest income of $102,968, $113,137 and
   $126,522 .................................    791,067        (17,651)       (43,400)
                                            ------------    -----------    -----------
   NET INCOME (LOSS) BEFORE TAXES...........   3,206,315      4,330,551       (801,066)
   TAXES (BENEFIT) ON INCOME (Note 6).......   1,273,000      1,645,000       (228,000)
                                            ------------    -----------    -----------
   NET INCOME (LOSS)....................... $  1,933,315   $  2,685,551       (573,066)
                                            ============   ============       ========
   Earnings (loss) per share:
      Basic .................................       0.59           0.83          (0.18)
      Diluted ...............................       0.56           0.80          (0.18)
   Weighted average shares outstanding:
      Basic ................................   3,284,278      3,228,745      3,208,599
      Diluted ..............................   3,425,899      3,353,419      3,208,599

See accompanying summary of accounting policies and notes to consolidated financial statements.

                        SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                      Foreign
                                                         Additional                   Currency
                                 Common     Common        Paid-In        Retained   Translation     Treasury    Stockholders'
                                 Shares      Stock        Capital        Earnings    Adjustment       Stock        Equity
                               ---------  ---------    ------------   ------------    ----------    ---------  --------------
BALANCE, JULY 2, 1995          3,236,199   $323,620    $ 12,459,965   $  6,097,426    $     731     $(99,797)  $  18,781,945

Net loss....................           -          -               -       (573,066)           -            -        (573,066)

Foreign currency translation
   adjustment...............           -          -               -              -       (5,954)           -          (5,954)
                               ---------   --------     -----------    -----------     --------   ----------     -----------
BALANCE, JUNE 29, 1996         3,236,199    323,620      12,459,965      5,524,360       (5,223)     (99,797)     18,202,925
Net  income.................           -          -               -      2,685,551            -            -       2,685,551
Exercise of stock options         26,667      2,667          52,334              -            -            -          55,001

Foreign currency translation
   adjustment...............           -          -               -              -       (5,777)           -          (5,777)
                               ---------   --------     -----------    -----------     --------   ----------     -----------
BALANCE, JUNE 28, 1997         3,262,866    326,287      12,512,299      8,209,911      (11,000)     (99,797)     20,937,700
Net  income.................           -          -               -      1,933,315            -            -       1,933,315
Exercise of stock options         94,540      9,454         275,547              -            -            -         285,001
Purchase of treasury stock             -          -               -              -            -      (61,850)        (61,850)

Foreign currency translation
   adjustment...............           -          -               -              -       11,000            -          11,000

Tax effect of exercise of
   stock options............           -          -         101,700              -            -            -         101,700
                               ---------   --------     -----------    -----------     --------   ----------     -----------
BALANCE, JUNE 27, 1998         3,357,406   $335,741     $12,889,546    $10,143,226     $      -   $ (161,647)    $23,206,866
                               =========   ========     ===========    ===========     ========   ==========     ===========

See accompanying summary of accounting policies and notes to consolidated financial statements.

                    SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Year Ended
                                             ---------------------------------------------
                                               June 27,         June 28,        June 29,
                                                 1988             1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ......................   $  1,933,315    $  2,685,551    $   (573,066)
  Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
  Gain on disposal of fixed assets .......         (4,980)              -               -
  Depreciation and amortization ..........      1,184,724         484,152         173,336
  Provision for losses on accounts
  receivable..............................        189,545         214,521         113,500
  Provision for inventory obsolescence....        275,000         154,133         139,436
  Provision for deferred income taxes.....       (187,000)       (121,000)        (58,000)
  Provision for deferred compensation.....            379         (25,220)          6,782
  Foreign currency translation adjustment.         11,000          (5,777)         (5,954)
  (Increase) decrease in:
    Accounts receivable...................      5,304,947      (9,129,210)      3,804,734
    Inventories...........................       (337,132)     (1,484,715)      1,649,026
    Prepaid expenses......................         22,717        (701,675)        159,244
    Other assets..........................        590,564         229,728         (69,076)
  Increase (decrease) in:
    Accounts payable......................     (9,302,942)      4,211,199        (192,360)
    Accrued expenses and customers'
    deposits.............................        (985,393)        114,895       1,214,580
                                               ----------       ---------        --------
  Net cash provided by (used in)
  operating activities....................     (1,305,256)     (3,373,418)      6,362,182
                                               ----------       ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Wink Davis Equipment
Company, Inc. ............................     (9,467,677)              -               -
  Acquisition of Todd Motion Controls,
  Inc....................................      (1,841,304)              -               -

  Capital expenditures....................       (470,221)       (846,845)     (1,159,659)
  Proceeds from property and equipment
  disposals...............................         76,304          27,125         347,557
                                               ----------       ---------        --------
  Net cash used in investing activities...    (11,702,898)       (819,720)       (812,102)
                                               ----------       ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit
agreement ................................      4,000,000               -               -
  Principal payments on long term debt...      (1,154,202)        (11,052)         (5,216)
  Issuance of common stock upon exercise
  of stock options........................        285,001          55,001               -
  Purchase of treasury stock .............        (61,850)              -               -
  Proceeds from issuance of long term
  notes due to bank ......................      8,300,000               -               -
                                               ----------       ---------        --------
    Net cash provided by (used in)
    financing activities.................      11,368,949          43,949          (5,216)
                                               ----------       ---------        --------
NET INCREASE (DECREASE) IN CASH AND
  CASH  EQUIVALENTS......................      (1,639,205)     (4,149,189)      5,544,864
CASH AND CASH EQUIVALENTS, at beginning
of year..................................       3,832,534       7,981,723       2,436,859
                                               ----------       ---------        --------
CASH AND CASH EQUIVALENTS, at end of year.   $  2,193,329    $  3,832,534    $  7,981,723
                                               ==========      ==========      ==========

See accompanying summary of accounting policies and notes to consolidated financial statements.

                    SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                          SUMMARY OF ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements of Speizman Industries, Inc. and subsidiaries (collectively the "Company") include all of its subsidiaries, all of which are wholly owned. All material intercompany transactions (domestic and foreign) have been eliminated. The financial statements of the Company's United Kingdom subsidiary were translated from pounds sterling to U.S. dollars in accordance with generally accepted accounting principles. The United Kingdom subsidiary was liquidated on June 28, 1997. Wink Davis Equipment Company, Inc. ("Wink Davis") was acquired on August 1, 1997. Todd Motion Controls, Inc. ("TMC") was acquired on February 6, 1998.

REVENUE RECOGNITION
     The major portion of the Company's revenues consists of sales and commissions on sales of machinery and equipment. The profit derived therefrom is recognized in full at the time of shipment.

CASH AND CASH EQUIVALENTS
     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of these instruments.

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

FOREIGN EXCHANGE CONTRACTS
     The Company enters into foreign currency contracts to reduce the foreign currency exchange risks. Foreign currency hedging contracts obligate the Company to buy a specified amount of a foreign currency at a fixed price in specific future periods. Realized and unrealized gains and losses are recognized in net income in the period of the underlying transaction. As of June 27, 1998, the Company had contracts maturing through March 1999 to purchase approximately 24.3 billion Lira for approximately $13.7 million, which approximates the spot rate on that date.

TAXES ON INCOME
     The Company has adopted the SFAS Statement No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Income tax expense will increase or decrease in the same period in which a change in tax rates is enacted.

INCOME PER SHARE
     The Company has adopted SFAS Statement no. 128, "Earnings per Share." Accordingly, basic net income per share includes no dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the net income of the Company which consists of stock options (using the treasury stock method).

FISCAL YEAR
     The Company maintains its accounting records on a 52-53 week fiscal year. The fiscal year ends on the Saturday closest to June 30. Years ending June 27, 1998, June 28, 1997 and June 29, 1996 included 52 weeks.

ADVERTISING
     The Company expenses advertising costs as incurred. Total advertising expense approximated $97,000, $95,000 and $80,000 for fiscal years 1998, 1997 and 1996, respectively.

                    SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                   SUMMARY OF ACCOUNTING POLICIES - (CONTINUED)


FAIR VALUE OF FINANCIAL INSTRUMENTS
     Financial instruments of the Company include long-term debt and line of credit agreements. Based upon the current borrowing rates available to the Company, estimated fair values of these financial instruments approximate their recorded carrying amounts.

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

NEW ACCOUNTING PRONOUNCEMENTS
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS
130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is presently assessing the impact of the adoption of SFAS No. 133 on its consolidated financial statements.

     In May, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs at Start-Up Activities. SOP 98-5 requires that entities expense start-up costs and organization costs as they are incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Management does not anticipate SOP 98-5 having a material impact on its consolidated financial statements.

                    SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS AND CREDIT RISK CONCENTRATION

     The Company is engaged in the distribution of machinery for the textile and commercial laundry industries. With operations in the United States, Canada, Mexico and formerly the United Kingdom, the Company primarily sells to customers located within the United States. Export sales from the United States were approximately $15,992,000, $12,433,000 and $7,196,000 during fiscal 1998, 1997 and 1996, respectively. There were no export sales by the Canadian operations or the commercial laundry operations.

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

     A substantial amount of the Company's revenues are generated from the sale of sock knitting and other machines manufactured by Lonati, S.p.A. and one of its wholly owned subsidiaries (Santoni). Sales by the Company in the United States and Canada of machines manufactured by Lonati, S.p.A., generated the following percentages of the Company's net revenues: 41.1% in 1998, 60.1% in 1997 and 46.2% in 1996. In addition, sales of Santoni machines in the United States and Canada generated 5.3%, 7.0% and 4.8% of the Company's net revenues in fiscal 1998, 1997 and 1996, respectively. In 1998, approximately 12% and 4% of revenues consisted of sales to the Company's two largest customers. In 1997, approximately 11% and 10% of revenues consisted of sales to the Company's two largest customers. In 1996, approximately 9% and 6% of revenues consisted of sales to the Company's two largest customers. Generally, the customers contributing the most to the Company's net revenues vary from year to year.

NOTE 2 -- ACCOUNTS RECEIVABLE

     Accounts receivable are summarized as follows:
                                                       June  27,     June 28,
                                                         1998          1997
                                                    ------------   -----------
      Trade receivables............................ $ 20,671,045   $21,549,615
      Less allowance for doubtful accounts.........     (853,211)     (474,477)
                                                    ------------   -----------
      Net accounts receivable...................... $ 19,817,834   $21,075,138
                                                    ============   ===========

NOTE 3 -- INVENTORIES

     Inventories are summarized as follows:
                                                       June  27,     June 28,
                                                         1998          1997
                                                    ------------   -----------
      Machines
         New.......................................  $ 3,051,280    $3,961,362
         Used......................................    6,414,845     4,807,479
      Parts and supplies...........................    6,468,620     4,201,293
                                                    ------------   -----------
      Total........................................  $15,934,745   $12,970,134
                                                    ============   ===========

NOTE 4 - INTANGIBLES

     Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets and is amortized on a straight-line basis over fifteen years. Goodwill is net of accumulated amortization of $327,500 at June 27, 1998.

                    SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 5 -- LEASES

     The Company conducts its operations from leased real properties which include offices, warehouses and manufacturing facilities. The primary operating facility of the textile operations and corporate offices is leased from a partnership in which Mr. Robert S. Speizman, the Company's President, has a 50% interest. The lease extends through March 1999. Lease payments to the partnership approximated $356,000, $356,000 and $323,000 in fiscal years 1998, 1997 and 1996, respectively.

     The Company plans to consolidate several textile machinery warehouses and the corporate offices into a single location. After renovating this new facility, the Company plans to complete this consolidation in the spring of 1999. This new facility is leased from a corporation owned by Robert S. Speizman, his wife and their children. This lease extends through September 2012. Lease payments to the corporation, net of sublease payments received from the former lessor, approximated $307,000 in fiscal 1998.

     The primary operating facility and certain sales offices of the laundry equipment and services operations are leased from a partnership in which Mr. C. Alexander Davis, President of Wink Davis, has a 50% interest. The leases extend through July 1999. Lease payments to the partnership approximated $128,000 in fiscal 1998.

     As of June 27, 1998, future minimum rental payments required under operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

                                                     Operating
                                                       Leases
                                                       ------
      1999 ........................................ $ 1,239,816
      2000 ........................................     920,929
      2001 ........................................     744,327
      2002 ........................................     684,179
      2003  .......................................     664,012
      Beyond.......................................   6,101,389
                                                    -----------
         Total minimum lease payments ............. $10,354,652
                                                    ===========

     Total rent expense for operating leases approximated $1,566,000, $1,021,600 and $791,400 for fiscal years 1998, 1997 and 1996, respectively.

NOTE 6-- TAXES ON INCOME

     Provisions for federal and state income taxes in the consolidated statements of operations are made up of the following components:

                                            1998       1997        1996
                                            ----       ----        ----
      Current:
         Federal.......................$ 1,206,000 $1,482,000   $ (70,000)
         State..........................   251,000    282,000     (15,000)
         Foreign........................     3,000      2,000     (85,000)
                                         ---------  ---------   ----------
                                         1,460,000  1,766,000    (170,000)
                                         ---------  ---------   ----------
      Deferred:
         Federal........................  (152,000)   (87,000)    (50,000)
         State..........................   (35,000)   (34,000)     (8,000)
                                         ---------  ---------   ---------
                                          (187,000)  (121,000)    (58,000)
                                         ---------  ---------   ---------
      Total taxes (benefit) on income..$ 1,273,000 $1,645,000  $ (228,000)
                                       =========== ==========  ===========

                    SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Deferred tax benefits and liabilities are provided for the temporary differences between the book and tax bases of assets and liabilities. Deferred tax assets (liabilities) are reflected in the consolidated balance sheets as follows:

                                                      June 27,   June  28,
                                                        1998       1997
                                                    -----------  ---------
      Net current assets........................... $   647,000  $ 383,000
      Net noncurrent assets........................     147,000    152,000
                                                    -----------  ---------
                                                    $   794,000  $ 535,000
                                                    ===========  =========

     Principal items making up the deferred income tax assets (liabilities) are as follows:

                                                          Year Ended
                                                     ---------------------
                                                      June 27,    June 28,
                                                        1998        1997
                                                     ----------   --------
       Inventory valuation reserves..............    $  195,000   $162,000
       Depreciation..............................      (110,000)  (107,000)
       Deferred charges..........................       161,000    107,000
       Inventory capitalization .................       224,000    191,000
       Accounts receivable reserves..............       324,000    182,000
                                                     ----------   --------
          Net deferred tax asset.................    $  794,000   $535,000
                                                     ==========   ========

      The Company's effective income tax rates are different than the U.S. Federal statutory tax rate for the following reasons:

                                                    1998   1997   1996
                                                    ----   ----   ----
    U.S. Federal statutory tax rate..............   34.0%  34.0%  34.0%
    State income taxes, net of federal income tax
    benefit......................................    5.1    4.3    3.6
    Non-deductible expenses......................    1.2    1.5   (5.3)
    Foreign tax rates............................      -   (0.8)  (4.9)
    Net tax effect of prior year adjustments.....      -      -    2.5
    Other........................................   (0.6)  (1.0)  (1.4)
                                                    -----  -----   ----
    Effective tax rate...........................   39.7%  38.0%  28.5%
                                                    =====  ====   ====

NOTE 7 -- LINE OF CREDIT

      The Company has a credit facility with NationsBank, opened on August 1, 1997, in conjunction with the purchase of Wink Davis, amended on February 6, 1998, in conjunction with the purchase of TMC and expiring on July 31, 2000. This facility furnished term loan financing for these acquisitions and also provides a line of credit for direct borrowings and issuance of documentary letters of credit. The line of credit provides up to $38.3 million, subject to current collateral balances, including up to a maximum of $8.5 million for direct borrowings, with the balance available for documentary letters of credit and term debt. Amounts outstanding under the line of credit bear interest at the greater of prime plus 1.0% or the Federal Funds Rate plus 1.5% for base rate loans and the Eurodollar Rate plus 2.0% for Eurodollar loans. At June 27, 1998, the interest rate on the line of credit was 9.50%. In connection with this line of credit, the Company granted a security interest in accounts receivable and inventory, as defined in the loan agreement. (See Note 8)

      This credit facility contains certain covenants that require, among other things, the Company to maintain levels of current assets to current liabilities, gross borrowings to EBITDA, working capital, tangible net worth, restrictions on dividends, and certain fixed charge coverage. As of June 27, 1998, the Company was in compliance with such covenants.

                   SPEIZMAN INDUSTRIES INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 8 -- LONG-TERM DEBT

      Long-term debt consists primarily of a term loan with NationsBank which provided $8.3 million used for financing the acquisitions of Wink Davis and TMC. The repayment schedule requires quarterly principal payments of $380,000, a single annual prepayment calculated as a percentage of the prior year's adjusted earnings, and the balance due on the loan's expiration date, July 31, 2000.

      The term loan agreement permits the Company to select either a base interest rate or a Eurodollar interest rate plus 2.0%. The base interest is the greater of prime plus 1.0% or the Federal Funds Effective Rate plus 1.5%. At June 27, 1998, $7,250,000 of the term loan was borrowed under the Eurodollar selection bearing interest at 7.625% and the balance of $420,000 was borrowed under the base rate selection bearing interest at 9.5%.

      The term loan agreement requires that the Company enter an interest rate swap agreement for a portion of the outstanding principal. The swap agreement is an interest rate hedge which, in effect, converts the interest rate from a variable to a fixed rate over a three-month period. At June 27, 1998, $7,250,000 was fixed at an interest rate of 7.625% through August 15, 1998.

      Long-term debt consists of:

                                       June 27, 1998    June 28, 1997
                                       -------------    -------------
                                           Total            Total
                                      --------------    -------------
Term loan........................     $   7,670,000      $         -
Other............................                 -          112,113
                                      -------------      -----------
Total............................         7,670,000          112,113
Current maturities...............        (1,945,000)          (1,769)
                                      -------------      -----------
                                      $   5,725,000      $   110,344
                                      =============      ===========

      Annual maturities of long-term debt are 1999, $1,945,000; 2000, $1,520,000; and 2001, $4,205,000.

NOTE 9 -- STOCK OPTIONS

      The Company has reserved 125,000, 250,000 and 450,000 shares of Common Stock under employee stock plans adopted in 1981, 1991 and 1995, respectively. As of June 27, 1998, options to purchase 4,000, 85,385 and 371,000 were outstanding under the 1981, 1991 and 1995 Plans, respectively. Currently, outstanding options become exercisable in two to four years from the grant date. All options, subject to certain exceptions with regard to termination of employment and the percentage of outstanding shares of common stock owned, must be exercised within ten (10) years of the grant date. The option price under the 1981 and 1991 Plans, subject to certain exceptions, may not be less than 100% of the fair market value per share of Common Stock on the date of the grant of the option or 110% of such value for persons who control 10% or more of the voting power of the Company's stock on the date of the grant. The option price under the 1995 Plan is not limited and may be less than 100% of the fair market value on the date of the grant. A summary of employee stock option transactions and other information for 1998, 1997, and 1996 follows:

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                      Year Ended
                            ------------------------------------------------------------
                                       Weighted             Weighted             Weighted
                             June 27,  Average   June 28,   Average   June 29,   Average
                               1998   Price/Sh    1997     Price/Sh.    1996     Price/Sh
                            --------             --------             --------
 Shares under option,
 beginning of year.......... 466,925   $4.17    334,092     $3.13     150,429    $3.15
 Options granted............  88,000    6.31    159,500      6.00     183,663     3.10
 Options exercised.......... (94,540)   3.01    (26,667)     2.06           -        -
 Options expired............       -       -          -         -           -        -
                            --------   -----    -------     -----     -------    -----
 Shares under option, end
 of year.....................460,385   $4.81    466,925     $4.17     334,092    $3.13
                            ========   =====    =======     =====     =======    =====
 Options exercisable.........236,410            141,668               117,086
                            ========            =======               =======
 Prices of options          $.75 to
 exercised................. $5.50              $2.063                -
 Prices of options          $.75 to            $.75 to               $.75 to
 outstanding, end of year...$6.31              $6.00                 $5.50

      The Company has reserved 15,000 shares of Common Stock under a non-employee directors stock option plan adopted in 1995. Each option granted under the Plan becomes exercisable in cumulative increments of 50% and 100% on the first and second anniversaries of the date of the grant, respectively, and subject to certain exceptions must be exercised within ten (10) years from the date of the grant. The option price equals the fair market value per share of Common Stock on the date of the grant. Options to purchase 9,000 shares were granted and outstanding at the end of the year at a price of $2.88 to $6.13.

      A summary of non-employee directors stock option and other information for 1998, 1997 and 1996 follows:

                                                     Year Ended
                             --------------------------------------------------------
                                       Weighted           Weighted           Weighted
                             June 27,  Average   June 28,  Average  June 29,  Average
                              1998     Price/Sh    1997   Price/Sh    1996   Price/Sh.
                             --------  --------  -------- --------  -------- ---------
 Shares under option,
 beginning of year............6,000     $ 4.16    3,000    $ 2.88         -  $    -
 Options granted..............3,000       6.13    3,000      5.44     3,000    2.88
 Options exercised............    -          -        -         -         -       -
 Options expired..............    -          -        -         -         -       -
                              -----     ------    -----   -------     -----  ------
 Shares under option, end
 of year..................... 9,000    $  4.81    6,000   $  4.16     3,000  $ 2.88
                              =====    =======    =====   =======     =====  ======
 Options exercisable......... 4,500               1,500                   -
                              =====               =====               =====
 Prices of options
 exercised...................     -                   -                   -
 Prices of options           $2.88 to           $2.88 to
 outstanding, end of year....$6.13              $5.44                 $2.88

      The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants: expected lives of 10.0 years, expected volatility of 0.574, risk-free interest rate of 6.5% and dividend yield of 0.0%.

      The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions and changes in these assumptions can materially impact the fair value of the options and the Company's options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options. The estimated fair value of stock options granted during fiscal 1998 and 1997 was $4.69 and $4.46 per share, respectively.

                   SPEIZMAN INDUSTRIES INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                                            Year Ended       Year Ended
                                           June 27, 1998   June 28, 1997
                                           -------------   -------------
        Pro forma net income  ............ $ 1,480,353     $  2,512,366
        Pro forma basic earnings per
        share ............................     $  0.45          $  0.78
        Pro forma diluted earnings per
        share ............................        0.43             0.75

     The following table summarizes information about stock options outstanding at June 27, 1998:

       Range of exercise prices                       $0.75 to $6.31
       ------------------------                       --------------
       Outstanding options
          Number outstanding........................     469,385
          Weighted average remaining contractual
          life (years)...............................        7.2
          Weighted average exercise price............    $  4.81
       Exercisable options
          Number outstanding.........................    264,609
          Weighted average exercise price............    $  4.07

NOTE 10 -- STOCK REDEMPTION AGREEMENTS

      The Company has an agreement with its principal stockholder whereby, upon his death, the Company is obligated to redeem a portion of the stock in the Company held by the estate. The redemption price for common stock is to be the fair market value of common stock, less 5%, plus any accrued dividends. In no case will the Company pay out more than the amount of life insurance proceeds received by the Company as a result of the death of the stockholder, nor will the Company redeem a number of shares that would reduce the principal holder's estate's percentage of the outstanding common stock of the Company to less than 16%.

      At June 27, 1998, there were 673,475 common shares covered by the above agreement. The face value of life insurance carried by the Company under this agreement amounts to $1,150,000.

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

      Charges to operations applicable to those agreements were approximately $50,362, $48,885 and $53,885 for the fiscal years 1998, 1997 and 1996, respectively.

                   SPEIZMAN INDUSTRIES INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 12 -- EMPLOYEES' RETIREMENT PLAN

      The Company adopted a 401(k) retirement plan, effective October 1, 1989, for all qualified employees of the Company to participate in the plan. Employees may contribute a percentage of their pretax eligible compensation to the plan, and the Company matches 50% (25% prior to September 13, 1996) of each employee's contribution up to 4% of pretax eligible compensation. The Company's matching contributions totaled approximately $107,000, $47,000 and $21,000 in fiscal years 1998, 1997 and 1996, respectively.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

      The Company had outstanding commitments backed by letters of credit of approximately $8,220,000 and $16,631,000 at June 27, 1998 and June 28, 1997,
respectively, relating to the purchase of machine inventory for delivery to customers.

      The Company is presently the Defendant in a lawsuit filed by a former employee of the Company who lost his job in 1997, pursuant to a reduction in workforce. At the present time, both Plaintiff and the Company are engaged in discovery processes including depositions, and it is the Company's position that it will defend vigorously against all claims brought by this former employee through trial, if necessary.

      While the amount claimed may be substantial, the ultimate liability cannot now be determined because of a number of considerable uncertainties, both factual and legal, that presently exist. Therefore, it is possible that results of operations in a particular period could be materially affected. Based on facts currently available, management believes that the disposition of this matter will not have a materially adverse effect on the financial position of the Company.

NOTE 14 - SUBSEQUENT EVENT

      On August 1, 1998, the Company was granted the exclusive United States and Canadian distribution rights of the Marzoli product line manufactured by Fratelli Marzoli & C. spa, an Italian corporation. As part of its agreement with Fratelli Marzoli & C. SpA, the Company will assume the operations of the current offices, showrooms and personnel. Fratelli Marzoli & C. SpA manufactures equipment used in the yarn processing industry. Prior to the Company's receipt of distribution rights, Fratelli Marzoli & Co. SpA distributed its products in the United States through its wholly-owned subsidiary, Marzoli International, Inc., a domestic corporation based in Spartanburg, South Carolina. Revenues of Marzoli International, Inc. for the twelve months ended December 31, 1997 were approximately $13.9 million.

NOTE 15 - BUSINESS ACQUISITIONS

      On August 1, 1997, the Company acquired all of the outstanding stock of Wink Davis, a Georgia corporation. For financial statement purposes, the acquisition was accounted for as a purchase and accordingly, Wink Davis' results for the eleven months since the date of acquisition are included in the consolidated financial statements. The aggregate purchase price was approximately $9,467,677. There is a possible additional conditional payment of up to $1.5 million in cash over a five-year period based on certain pre-tax earnings calculations. These contingent payments, if any, will be capitalized as increases to the original purchase price and amortized accordingly. The aggregate purchase price, which was financed through available cash resources, borrowings on the revolving line of credit and issuance of a term loan, has been allocated to the assets based upon their respective fair market values. The excess of the purchase price over assets acquired (Goodwill) approximated $4,343,662 and is being amortized over fifteen years.

                   SPEIZMAN INDUSTRIES INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      On February 6, 1998, the Company acquired all of the outstanding stock of TMC, a North Carolina corporation. For financial statement purposes the acquisition was accounted for as a purchase and, accordingly, TMC's results are included in the consolidated financial statements since the date of acquisition. The aggregate purchase price was approximately $1,841,304. The aggregate purchase price, which was financed through available cash resources, borrowings on the revolving line of credit and issuance of a term loan, has been allocated to the assets based upon their respective fair market values. The excess of the purchase price over assets acquired (Goodwill) approximated $2,094,247 and is being amortized over fifteen years.

      The following unaudited pro forma consolidated results of operations for fiscal 1997 have been prepared as if the acquisition of Wink Davis occurred as of the beginning of fiscal 1997. Pro forma operating results for fiscal 1998 as though the enterprises had been combined as of the beginning of the fiscal year would not differ materially from actual results for fiscal 1998. The acquisition of Wink Davis occurred early in fiscal 1998, and, accordingly, operating results for the incremental period of approximately one month would not be significant. The incremental operating results of TMC for fiscal 1997 and incremental period of approximately seven months in fiscal 1998 would not be significant.

                               Pro Forma Results for the
                               Year Ended June 28, 1997
                               ------------------------
       Net sales                    $   111,739,000
       Net income                   $     2,589,000
       Net income per share - basic          $ 0.80
       Net income per share - diluted        $ 0.77

      The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the period presented, nor do they purport to be indicative of the results that will be obtained in the future.

NOTE 16 - SEGMENT INFORMATION

      The Company operates primarily in two segments of business, textile equipment and laundry equipment and services. Prior to the acquisition of Wink Davis on August 1, 1997, the Company operated only in the textile segment. TMC is included in the textile equipment classification. The table below summarizes financial data by segment.

       Total revenues
          Textile equipment               $ 67,229,741
          Laundry equipment and services    23,656,544
                                            ----------
                                          $ 90,886,285
                                          ============

       Total assets
          Textile equipment               $ 38,744,098
          Laundry equipment and services    11,289,813
                                            ----------
                                          $ 50,033,911
                                          ============

       Income before interest and taxes
          Textile equipment               $  3,915,662
          Laundry equipment and services        81,720
                                            ----------
                                          $  3,997,382
                                          ============

                   SPEIZMAN INDUSTRIES INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 17 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                         Year Ended
                                           ------------------------------------
                                            June 27,      June 28,     June 29,
                                              1998          1997         1996
                                              ----          ----         ----
 Cash paid during year for:
   Interest................................$ 776,544    $  101,315    $  81,578
   Income taxes............................1,381,196     1,440,696      120,086

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



SPEIZMAN INDUSTRIES, INC.


The audits referred to in our report dated August 27, 1998, relating to the consolidated financial statements of Speizman Industries, Inc. and subsidiaries which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein.



Charlotte, North Carolina                               BDO Seidman, LLP
August 27, 1998

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                                   COLUMN B    COLUMN C     COLUMN D      COLUMN E   COLUMN F
--------                                   --------    --------     --------      --------   --------
                                          BALANCE AT   CHARGED TO   CHARGED TO   DEDUCTIONS   BALANCE
                                          BEGINNING    COSTS AND      OTHER        FROM       AT END
DESCRIPTION                               OF PERIOD     EXPENSES     ACCOUNTS    RESERVES   OF PERIOD
-----------                               ---------     --------     --------    --------   ---------
Fiscal year ended June 29, 1996:
   Reserve for doubtful accounts........   $207,158     $113,500    $    -      $  60,702   $259,956
                                           --------     --------    ---------   ---------   --------
   Reserve for inventory obsolescence...   $595,990     $139,436    $       -   $ 226,456   $508,970
                                           --------     --------    ---------   ---------   --------
Fiscal year ended June 28, 1997:
   Reserve for doubtful accounts........   $259,956     $233,671    $       -   $  19,150   $474,477
                                           --------     --------    ---------   ---------   --------
   Reserve for inventory obsolescence...   $508,970     $154,133    $       -   $ 241,629   $421,474
                                           --------     --------    ---------   ---------   --------
Fiscal year ended June 27, 1998:
   Reserve for doubtful accounts........   $474,477     $247,631    $ 189,189   $  58,086   $853,211
                                           --------     --------    ---------   ---------   --------
   Reserve for inventory obsolescence...   $421,474     $275,000    $       -   $ 189,288   $507,186
                                           --------     --------    ---------   ---------   --------

                            SPEIZMAN INDUSTRIES, INC.
                                INDEX TO EXHIBITS


EXHIBIT
 NUMBER                              DESCRIPTION OF EXHIBIT
 ------                              ----------------------

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

   10.10 Termination Agreement (fax) of Distributor Agreement between the Company and Orizio Paola, S.p.A. dated as of April 1998.

   10.11 Split Dollar Insurance Agreement, dated January 15, 1992, between the Company and Richard A. Bigger, Jr., Successor Trustee of the Robert S. Speizman Irrevocable Insurance Trust. (Incorporated by reference to
          Exhibit 10.13 contained in the 1993 Form S-1.)

   10.12 First Amendment to Split Dollar Insurance Agreement, dated September 4, 1996, between the Company and Richard A. Bigger, Jr., Successor Trustee of the Robert S. Speizman Irrevocable Insurance Trust. (Incorporated by reference to Exhibit 10.16.1 contained in the Company's 1996 Form 10-K.)

   10.13 Lease Agreement between the Company and Speizman Brothers Partnership, dated as of December 12, 1990. (Incorporated by reference to Exhibit
          10.14 contained in the 1993 Form S-1.)

   10.14 Lease Amendment and Extension Agreement between the Company and Speizman Brothers Partnership dated April 1, 1995. (Incorporated by reference to Exhibit 10.18 contained in the Company's 1995 Form 10-K.)

   10.15 Second Lease Amendment and Extension Agreement between the Company and Speizman Brothers Fifth Street Partnership (formerly Speizman Brothers Partnership), dated April 1, 1996. (Incorporated by reference to
          Exhibit 10.18.1 contained in the Company's 1996 Form 10-K.)

   10.16 Third Lease Amendment and Extension Agreement between the Company and Speizman Brothers Fifth Street Partnership, dated April 1, 1998.

   10.17 Lease Agreement by and between The Speizman LLC and Speizman Industries, Inc., dated as of October 29, 1997.

   10.18 First Amendment to Lease Agreement by and between The Speizman LLC and Speizman Industries, Inc., dated as of October 29, 1997, and executed July 22, 1998.

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

   10.21 Memorandum of Agreement of Extension of Lease between Speizman Canada, Inc., and Metro II & III, dated November 21, 1995. (Incorporated by reference to Exhibit 10.20.1 contained in the Company's 1996 Form 10-K.)

   10.22 Memorandum of Agreement of Extension of Lease between Speizman Canada, Inc., and Metro II & III, dated January 29, 1997. (Incorporated by reference to Exhibit 10.17 contained in the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1997, File No. 0-8544, filed with the Commission on September 26, 1997 (the "1997 Form 10-K").)

   10.23 Memorandum of Agreement of Extension of Lease between Speizman Canada, Inc., and Metro II & III, dated September 23, 1997.

   10.24 Agreement of Lease between the Company and LBA Properties, Inc., dated June 2, 1994. (Incorporated by reference to Exhibit 10.17.1 contained in the Company's 1994 Form 10-K.)

   10.25 Lease Agreement between the Company and B.F. Knott, dated May 12, 1993. (Incorporated by reference to Exhibit 10.18 contained in the Company's 1994 Form 10-K.)

   10.26 Modification and Extension of Lease between the Company and B.F. Knott, dated March 29, 1994. (Incorporated by reference to Exhibit
          10.18.1 contained in the Company's 1994 Form 10-K.)

   10.27 Modification and Extension of Lease between the Company and B.F. Knott, dated October 17, 1994. (Incorporated by reference to Exhibit
          10.24 contained in the Company's 1995 Form 10-K.)

   10.28 Modification and Extension of Lease between the Company and B.F. Knott, dated February 13, 1995. (Incorporated by reference to Exhibit
          10.25 contained in the Company's 1995 Form 10-K.)

   10.29 Lease Agreement between the Company and Daniel H. Porter, dated August 17, 1995. (Incorporated by reference to Exhibit 10.26 contained in the Company's 1995 Form 10-K.)

   10.30 Extension of Lease Agreement between the Company and Daniel H. Porter, dated May 14, 1997. (Incorporated by reference to Exhibit 10.25 contained in the Company's 1997 Form 10-K.)

   10.31 Lease Agreement between the Company and Kathryn B. Godley, dated March 5, 1996. (Incorporated by reference to Exhibit 10.27 contained in the Company's 1996 Form 10-K.)

   10.32 Lease Agreement between the Company and Hans L. Lengers, LLC, dated February 15, 1996. (Incorporated by reference to Exhibit 10.28 contained in the Company's 1996 Form 10-K.)

   10.33* 1981 Incentive Stock Option Plan of the Company. (Incorporated by reference to Exhibit 10.19 contained in the 1993 Form S-1.)

   10.34* 1991 Incentive Stock Option Plan and Amendment to 1981 Incentive Stock
          Option Plan of the Company. (Incorporated by reference to Exhibit
          10.20 contained in the 1993 Form S-1.)

   10.35* 1991 Incentive Stock Option Plan, as Amended and Restated Effective
          September 20, 1993, of the Company. (Incorporated by reference to Exhibit 10.21 contained in the 1993 Form S-1.)

   10.36* Speizman Industries, Inc. 1995 Stock Option Plan. (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, registration number 333-06287, filed with the Commission on June 19, 1996.)

   10.37* Speizman Industries, Inc. Nonqualified Stock Option Plan as amended on
          October 4, 1996. (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, registration no. 333-23503, filed with the Commission on March 18, 1997.)

   10.38* Speizman Industries, Inc. Nonqualified Stock Option Plan as amended on
          September 29, 1997. (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, registration no. 333-46769, filed with the Commission on February 24, 1998.)

   10.39* Restated Deferred Compensation Agreement, dated May 22, 1989, between the Company and Josef Sklut, as amended by Amendment to Deferred Compensation Agreement, dated December 30, 1992 (the "Deferred Compensation Agreement"). (Incorporated by reference to Exhibit 10.27 contained in the 1993 Form S-1.)

   10.40* Restated Trust Agreement, dated May 22, 1989, between the Company and
          First Citizens Bank and Trust Company, as amended by First Amendment to Trust Agreement dated December 30, 1992, relating to the Deferred Compensation Agreement. (Incorporated by reference to Exhibit 10.28 contained in the 1993 Form S-1.)

   10.41* Executive Bonus Plan of the Company, adopted February 2, 1990, as amended March 5, 1990. (Incorporated by reference to Exhibit 10.29 contained in the 1993 Form S-1.)

   10.42* Executive Bonus Plan of the Company, adopted July 20, 1993.
          (Incorporated by reference to Exhibit 10.30 contained in the 1993 Form S-1.)

   10.43* Resolutions of the Company's Board of Directors dated November 15,
          1995, extending Executive Bonus Plan adopted July 20, 1993. (Incorporated by reference to Exhibit 10.34 contained in the Company's 1995 Form 10-K.)

   10.44 Redemption Agreement between the Company and Robert S. Speizman, dated May 31, 1974, as amended by Modified Redemption Agreement, dated April 14, 1987, Second Modified Redemption Agreement, dated September 30, 1991, and Third Modified Redemption Agreement, dated as of July 14, 1993. (Incorporated by reference to Exhibit 10.34 contained in the 1993 Form S-1.)

   10.45 Fourth Modified Redemption Agreement between the Company and Robert S. Speizman, dated September 14, 1994. (Incorporated by reference to
          Exhibit 10.36 contained in the Company's 1995 Form 10-K).

   10.46 NationsBank of North Carolina, National Association $12,000,000 Credit Facility for Speizman Industries, Inc., dated April 19, 1994. (Incorporated by reference to Exhibit 10.45 contained in the 1994 Form 10-K.)

   10.47 1995 Consolidated Amendment Agreement to Loan Agreement and Related Documents dated May, 1995. (Incorporated by reference to Exhibit 10.38 contained in the Company's 1995 Form 10-K).

   10.48 1995 Second Consolidated Amendment Agreement to Loan Agreement and Related Documents, dated September 1, 1995. (Incorporated by reference to Exhibit 10.43 contained in the Company's 1996 Form 10-K.)

   10.49 1995 Third Consolidated Amendment Agreement to Loan Agreement and Related Documents, dated October 31, 1995. (Incorporated by reference to Exhibit 10.44 contained in the Company's 1996 Form 10-K.)

   10.50 1996 First Consolidated Amendment Agreement to Loan Agreement and Related Documents, dated May 15, 1996. (Incorporated by reference to
          Exhibit 10.45 contained in the Company's 1996 Form 10-K.)

   10.51 1996 Second Consolidated Amendment Agreement to Loan Agreement and Related Documents, dated June 26, 1996. (Incorporated by reference to
          Exhibit 10.46 contained in the Company's 1996 Form 10-K.)

   10.52 1996 Third Consolidated Amendment Agreement to Loan Agreement and Related Documents, dated August 26, 1996. (Incorporated by reference to Exhibit 10.47 contained in the Company's 1996 Form 10-K.)

   10.53 NationsBank $25,000,000 Amended and Restated Credit Facility, dated December 19, 1996. (Incorporated by reference to Exhibit 10.47 contained in the Company's 1997 Form 10-K.)

   10.54 NationsBank $37,000,000 Amended and Restated Credit Facility, dated July 31, 1997. (Incorporated by reference to Exhibit 10.48 contained in the Company's 1997 Form 10-K.)

   10.55 NationsBank Letter increasing Term Loan by $1.3 million, dated February 4, 1998.

   10.56 Stock Purchase Agreement, dated as of July 31, 1997, by and among Speizman Industries, Inc. and Wink Davis, Jr., C. Alexander Davis, Wingfield Austin Davis IIII, Taylor Ferrell Davis, Allison Davis Jabaley, Matthew Worley Davis, Amy Butler Davis and Kyle Alexander Davis. (Incorporated by reference to Exhibit 3 contained in the Company's Current Report on Form 8-K, File No. 0-8544, filed on August 14, 1997.)

   10.57 Dealer Agreement by and between Pellerin Milnor Corporation and Wink Davis Equipment Company, Inc. ("Wink Davis"), dated July 1, 1989, relating to the Company's distribution of machines primarily in the southeastern United States and the Chicago, Illinois area. (Incorporated by reference to Exhibit 10.50 contained in the Company's 1997 Form 10-K.)

   10.58 Distributor Agreement by and between Chicago Dryer Corporation ("CDC") and Wink Davis, dated January 1, 1994, relating to the distribution of certain items of CDC's commercial laundry equipment. (Incorporated by reference to Exhibit 10.51 contained in the Company's 1997 Form 10-K.)

   10.59 Atlanta Commercial Board of Realtors Standard Commercial Lease Agreement by and among Davis Brothers Venture and Wink Davis, dated July 31, 1997 relating to the Atlanta, Georgia area. (Incorporated by reference to Exhibit 10.52 contained in the Company's 1997 Form 10-K.)

   10.60 Atlanta Commercial Board of Realtors Standard Commercial Lease Agreement by and among Davis Brothers Venture and Wink Davis, dated July 31, 1997 relating to the Charlotte, North Carolina area. (Incorporated by reference to Exhibit 10.53 contained in the Company's 1997 Form 10-K.)

   10.61 Atlanta Commercial Board of Realtors Standard Commercial Lease Agreement by and among Davis Brothers Venture and Wink Davis, dated July 31, 1997 relating to the Wooddale, Illinois area. (Incorporated by reference to Exhibit 10.54 contained in the Company's 1997 Form 10-K.)

   10.62 Atlanta Commercial Board of Realtors Standard Commercial Lease Agreement by and among Davis Brothers Venture and Wink Davis, dated July 31, 1997 relating to the Chester, Virginia area. (Incorporated by reference to Exhibit 10.55 contained in the Company's 1997 Form 10-K.)

   10.63 Earnout Agreement by and among Speizman Industries, Inc. and C. Alexander Davis, Amy Butler Davis, Taylor Ferrell Davis and Kyle Alexander Davis, dated July 31, 1997. (Incorporated by reference to
          Exhibit 10.56 contained in the Company's 1997 Form 10-K.)

   10.64 Stock Purchase Agreement, dated as of February 6, 1998, by and among Speizman Industries, Inc. and William H. Todd, Leon Locklear, Marion
          C. Todd and Joseph L. Collins.

   10.65 Lease Agreement by and between William H. Todd and wife, Jo Anne Todd and Todd Motion Controls, Inc., dated February 6, 1998, for the Reynolda facility.

   10.66 Agreement to Lease between Todd Motion Controls, Inc. and Douglas I. Cook, et al., dated September 1, 1996, for the Patterson Avenue facility.

   21     List of Subsidiaries

   23     Consent of BDO Seidman

   27     Financial Data Schedule

-------------------------
   * Represents a management contract or compensatory plan or arrangement of the Registrant.