Form 10-Q
period 1998-10-03
SPEIZMAN INDUSTRIES INC
filed 1998-11-17
CIK 92827

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 3, 1998

                                       OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to  _____

                           Commission File No. 0-8544

                            SPEIZMAN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                   56-0901212
                 --------                                   ----------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

           508 West Fifth St.                                  28202
           ------------------                                  -----
        Charlotte, North Carolina                           (Zip Code)
        -------------------------
(Address of principal executive offices)

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

                YES  [X]                        NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                               Outstanding at
             Class of Common Stock           November 10, 1998
             ---------------------           -----------------
            Par value $.10 per share             3,295,806

                    SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements:

           Consolidated Condensed Balance Sheets..................         3 - 4

           Consolidated Condensed Statements of Operations........             5

           Consolidated Condensed Statements of Cash Flows........             6

           Notes to Consolidated Condensed Financial Statements...             7

         Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........        8 - 11


PART II. OTHER INFORMATION:

         Item 6.  Exhibits and reports on Form 8-K................            12

                    SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                      October 3,         June 27,
                                                         1998             1998
                                                         ----             ----
                                                     (Unaudited)      (Unaudited)
                     ASSETS
CURRENT:
  Cash and cash equivalents                           $  281,177      $ 2,193,329
  Accounts receivable, less allowances of
       $752,178 and $655,656                          16,248,374       19,817,834
  Inventories                                         17,632,049       15,934,745
  Prepaid expenses and other current assets            4,329,215        3,372,266
                                                      ----------       ----------
     TOTAL CURRENT ASSETS                             38,490,815       41,318,174
                                                      ----------       ----------

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                 582,573          552,655
  Machinery and equipment                              1,902,776        1,825,959
  Furniture, fixtures and transportation
    equipment                                          1,320,041        1,341,728
                                                      ----------       ----------
    Total                                              3,805,390        3,720,342
  Less accumulated depreciation and amortization      (1,815,796)      (1,632,367)
                                                      ----------       ----------

     NET PROPERTY AND EQUIPMENT                        1,989,594        2,087,975
                                                      ----------       ----------

OTHER LONG-TERM ASSETS                                   767,652          517,352

INTANGIBLES, NET OF ACCUMULATED AMORTIZATION           6,000,410        6,110,410
                                                       ---------        ---------

                                                   $  47,248,471     $ 50,033,911
                                                    ============      ===========

      See accompanying notes to consolidated condensed financial statements.

                    SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                     October 3,         June 27,
                                                        1998              1998
                                                        ----              ----
                                                     (Unaudited)      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Note payable - bank line of credit                 $ 5,100,000      $ 4,000,000
  Accounts payable                                     8,207,511       10,809,976
  Customers' deposits                                  3,029,354        2,158,512
  Accrued expenses                                     1,054,792        2,188,557
  Current maturities of long-term debt                 1,970,000        1,945,000
                                                      ----------       ----------

     TOTAL CURRENT LIABILITIES                        19,361,657       21,102,045

LONG-TERM DEBT                                         4,940,000        5,725,000
                                                      ----------       ----------
     TOTAL LIABILITIES                                24,301,657       26,827,045
                                                      ----------       ----------


STOCKHOLDERS' EQUITY:
  Common stock - par value $.10; authorized
  20,000,000
    shares, issued 3,357,406, outstanding
  3,301,806;
      and issued 3,357,406, outstanding
  3,319,806,
      respectively.                                      335,741          335,741
  Additional paid-in capital                          12,889,546       12,889,546
  Retained earnings                                    9,961,380       10,143,226
                                                      ----------       ----------
    Total                                             23,186,667       23,368,513
  Treasury stock, at cost, 55,600 and 37,600 common
       shares                                           (239,853)        (161,647)
                                                      ----------       ----------
     TOTAL STOCKHOLDERS' EQUITY                       22,946,814       23,206,866
                                                      ----------       ----------
                                                     $47,248,471      $50,033,911
                                                     ===========      ===========

      See accompanying notes to consolidated condensed financial statements.

                    SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                            (Unaudited)
                                                     For the Three Months Ended
                                               ---------------------------------------
                                                  October 3, 1998   September 27, 1997
                                                    (14 Weeks)         (13 Weeks)
                                                    ----------         ----------
REVENUES                                            $  20,465,641      $21,469,630
                                                    -------------      -----------
COSTS AND EXPENSES:
   Cost of sales                                       16,988,902       17,901,555
   Selling expenses                                     1,807,355        1,656,623
   General and administrative expenses                  1,730,385        1,090,455
                                                    -------------      -----------
      Total costs and expenses                         20,526,642       20,648,633
                                                    -------------      -----------
                                                          (61,001)         820,997

NET INTEREST EXPENSE                                      230,845          160,918
                                                    -------------      -----------
   Income (loss) before taxes on income                  (291,846)         660,079

TAXES (BENEFIT) ON INCOME                                (110,000)         251,000
                                                    -------------      -----------
NET INCOME (LOSS)                                    $   (181,846)      $  409,079
                                                     ============       ==========
Basic earnings (loss) per share                      $     ( 0.05)      $     0.13
Diluted earnings (loss) per share                          ( 0.05)            0.12

Weighted average shares outstanding:
   Basic                                                3,311,020        3,235,662
   Diluted                                              3,311,020        3,391,301

      See accompanying notes to consolidated condensed financial statements.

                    SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                               (Unaudited)
                                                               -----------
                                                      For the Three Months Ended
                                                      --------------------------
                                                        10-03-98        9-27-97
                                                       (14 Weeks)     (13 Weeks)
                                                       ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                 $  (181,846)    $   409,079
Adjustments to reconcile net income (loss) to cash
  used by operating activities:
    Depreciation and amortization                        296,879         252,919
    Provision for inventory obsolescence                  75,000          50,000
    Gain on disposal of assets                              (600)         (1,390)
    Foreign currency translation adjustment                    -          11,000
    (Increase) decrease in:
      Accounts receivable                              3,569,460       5,280,865
      Inventories                                     (1,772,304)        981,576
      Prepaid expenses and other current assets         (956,949)       (777,313)
      Other assets                                      (250,300)        221,138
    Increase (decrease) in:
      Accounts payable                                (2,602,465)     (6,709,308)
      Customers' deposits                                870,842         420,059
      Accrued expenses                                (1,133,765)     (1,075,463)
                                                      ----------      ----------
    Net cash used in operating activities             (2,086,048)       (936,838)
                                                      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Wink Davis Equipment Company                 -      (9,500,000)
   Capital expenditures                                  (90,898)       (104,868)
   Proceeds on sale of assets                              3,000           3,500
                                                      ----------      ----------
    Net cash used in investing activities                (87,898)     (9,601,368)
                                                      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on line of credit agreement              1,100,000       2,500,000
   Payments on line of credit agreement                        -      (1,100,000)
   Payment on line of credit agreement of Wink
Davis Equipment
    Company                                                    -        (201,977)
   Proceeds from issuance of term note due to bank             -       7,000,000
   Principal payments on long-term debt                 (760,000)         (6,337)

   Issuance of common stock for stock options                  -          16,809
   Purchase of treasury stock                            (78,206)              -
                                                      ----------      ----------
    Net cash provided by financing activities            261,794       8,208,495
                                                      -----------     ----------

NET DECREASE IN CASH                                  (1,912,152)     (2,329,711)
CASH AND CASH EQUIVALENTS at beginning of period       2,193,329       3,832,534
                                                      ----------      ----------
CASH AND CASH EQUIVALENTS at end of period          $    281,177    $  1,502,823
                                                      ==========      ==========

Supplemental Disclosures:
   Cash paid during period for:
    Interest                                             270,822    $    104,296
    Income taxes                                         273,850         277,428

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

        The accounting policies followed by the Registrant are set forth on page F-6 of the Registrant's Form 10-K for the fiscal year ended June 27, 1998, which is incorporated by reference.

Note 2. Inventories

        Inventories consisted of the following:

                                           October 3           June 27,
                                             1998                1998
                                             ----                ----
                                          (Unaudited)        (Unaudited)
        Machines                         $11,768,867         $ 9,466,125
        Parts and supplies                 5,863,182           6,468,620
                                         -----------         -----------
             Total                       $17,632,049         $15,934,745
                                         ===========         ===========

Note 3. Taxes on Income

        Taxes on income are allocated to interim periods on the basis of an estimated annual effective tax rate.

Note 4. Net Income (Loss) Per Share

        Basic net income per share includes no dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the net income of the Company which consists of stock options (using the treasury stock method). In a period with a net loss, the weighted average shares outstanding will be the same.

Note 5. Intangibles

        Goodwill is calculated as the excess cost of purchased businesses over the value of their underlying net assets and is being amortized on a straight-line basis over fifteen years.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Speizman Industries, Inc. and subsidiaries (collectively the "Company") is a major distributor operating through four companies: Speizman Industries, Inc. ("Speizman" or "Speizman Industries"), Wink Davis Equipment Co., Inc. ("Wink Davis"), Todd Motion Controls, Inc. ("TMC"), and Speizman Yarn Equipment, Inc. ("Speizman Yarn"). Speizman distributes sock knitting machines, other knitting equipment and related parts. Wink Davis sells commercial and industrial laundry equipment, including the distribution of machines and parts as well as installation and after sales service. TMC manufactures automated boarding, finishing and packaging equipment used in the sock knitting industry. TMC's products are sold through Speizman's distribution network. Speizman Yarn distributes equipment used in the yarn processing industry.

NOTE: Wink Davis was acquired on August 1, 1997; TMC was acquired on February 6, 1998; Speizman Yarn began operations on August 1, 1998. Accordingly, each of these subsidiaries contain different lengths of operations between the first quarter of fiscal 1998 compared to the same quarter of fiscal 1999.

RESULTS OF OPERATIONS

Revenues decreased by approximately $1.0 million to about $20.5 million in the first quarter of fiscal 1999 compared to the same quarter of the prior fiscal year. Sales revenues from hosiery machinery and parts decreased by about $4.1 million, offset by increases in knitted fabric equipment of approximately $1.0 million and increased revenues of Wink Davis (related primarily to the inclusion of a full quarter's activity) of approximately $1.9 million.

Cost of sales as a percentage of net revenues in the quarter ended October 3, 1998 was 83.1%, as compared to 83.4% in the same quarter of the prior fiscal year. Cost of sales percentages for both textile equipment and laundry equipment and services were both substantially unchanged from the prior year.

Selling expenses for the first quarter of fiscal 1999 totaled approximately $1,807,000 as compared to approximately $1,657,000 in the same quarter of last year. Substantially all of the increase relates to new activity of the three recently acquired subsidiaries.

General and administrative costs in the first quarter of the current fiscal year were approximately $1,730,000. In the first quarter of the prior fiscal year these costs totaled approximately $1,090,000. Approximately $401,000 of the increase relates to the inclusion of a complete quarter's worth of activity in the current fiscal period for the three recently acquired subsidiaries.

The balance of the increase is attributable to increased rent, depreciation and professional expenses.

Interest expense is shown net of interest income. In the quarter ended October 3, 1998, net interest expense was approximately $231,000 as compared to $161,000 for the quarter ended September 27, 1997. The increase is primarily due to the additional usage of the Company's bank line of credit.

In the first quarter of fiscal 1999, income tax benefit was $110,000 or 37.7% of the net loss. In the first quarter of fiscal 1998, income tax expense was $251,000 or 38.0% of the net income.

Net loss for the first quarter totaled $182,000 or $0.05 per share, as compared to net income in the same quarter last year of $409,000 or $0.13 basic and $0.12 diluted.


OUTLOOK

The sock machine business remains in a state of transition, as many athletic sock producers wait and assess whether new technology from Lonati for closing the toe of the sock on the knitting machine will meet their customers' needs. Demand remains strong for large diameter circular knitting machinery utilizing new technology used in the production of seamless undergarments, actionwear and swimsuits. Sales and profits of Wink Davis continue to improve.






 LIQUIDITY AND CAPITAL RESOURCES

At October 3, 1998, the Company's working capital totaled $19.4 million. This figure represents a decrease of $1,740,000 from the Company's working capital at the end of fiscal 1998. The Company's current ratio at October 3, 1998 was 1.99 to 1.00. At June 27, 1998, it was 1.96 to 1.00.

Operating activities used $2,086,000 in cash in the quarter ended October 3, 1998, as compared to usage of $937,000 for the same quarter last year. In the current quarter, this usage of cash was generated essentially by decreases in accounts payable and accrued expenses and increases in inventories, partially offset by decreases in accounts receivable. In the first quarter of last year, this usage was generated by decreases in accounts payable, partially offset by decreases in accounts receivable.

In the quarter ended October 3, 1998, investing activities used $88,000. In the same quarter of fiscal 1998, investing activities used $9.6 million, primarily related to the acquisition of Wink Davis.

In the first fiscal quarter of fiscal 1999, financing activities provided $262,000. In the same quarter of fiscal 1998, financing activities provided $8.2 million to fund the investment in Wink Davis.

Overall, net cash decreased by $1.9 million in the quarter ended October 3, 1998. In the same quarter last year, net cash decreased by $2.3 million.

The Company anticipates it will consolidate several machinery warehouses and the administrative offices of Speizman Industries into a new location in the spring of 1999. The Company expects to incur approximately $1.2 million to $1.4 million in leasehold upfitting costs through the remainder of fiscal 1999.

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

NOTE REGARDING PRIVATE SECURITIES LITIGATION REFORM ACT

Statements made by the Company which are not historical facts are forward looking statements that involve risks and uncertainties. Actual results could differ materially from those expressed or implied in forward-looking statements. All such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause financial performance to differ materially from past results and from those expressed and implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers) availability of financing, competition, management's ability to manage growth, loss of customers, and a variety of other factors.

YEAR 2000 COMPLIANCE

The Company has reviewed its computer and business systems to identify those areas that could be adversely affected by Year 2000 software failures. The primary information system used by Speizman Industries, TMC, and Speizman Yarn has been reviewed and all known issues related to the Year 2000 issues have been resolved. Costs incurred were not significant. The primary information system used by Wink Davis is not Year 2000 compliant. In conjunction with the purchase of Wink Davis on August 1, 1997, management planned to integrate Wink Davis' information into the existing system used by Speizman Industries. The integration project, which was not accelerated due to the Year 2000 issue, is scheduled to be completed in January 1999. The estimated project cost of integrating Wink Davis' information system is approximately $100,000.

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

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

          (a) Exhibits:

              27 - Financial Data Schedule.

          (b) Reports on Form 8-K:

              None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SPEIZMAN INDUSTRIES, INC.
                                                     (Registrant)




Date:         November 17, 1998               /s/  Robert S. Speizman
       -----------------------------------    ---------------------------------
                                                   Robert S. Speizman
                                                   President


Date:        November 17, 1998                /s/  Josef Sklut
       -----------------------------------    ---------------------------------
                                                   Josef Sklut
                                                   Vice President-Finance
                                                   (Chief Financial Officer)