Form 10-Q
period 1999-02-02
SPEIZMAN INDUSTRIES INC
filed 1999-02-16
CIK 92827

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 2, 1999

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

                             YES  [X]      NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                               Outstanding at
            Class of Common Stock             February 8, 1999

           Par value $.10 per share               3,271,206

                    SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                      INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements:

           Consolidated Condensed Balance Sheets..................         3 - 4

           Consolidated Condensed Statements of Operations........             5

           Consolidated Condensed Statements of Cash Flows........             6

           Notes to Consolidated Condensed Financial Statements...             7

         Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........        8 - 12


PART II. OTHER INFORMATION:

         Item 6.  Exhibits and reports on Form 8-K................            13

                    SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                   January 2         June 27,
                                                     1999              1998
                                                     ----              ----
                                                  (Unaudited)      (Unaudited)
                     ASSETS
CURRENT:
  Cash and cash equivalents                          $ 364,550      $ 2,193,329
  Accounts receivable, less allowances of
       $559,862 and $655,656                        23,796,802       19,817,834
  Inventories                                       17,377,555       15,934,745
  Prepaid expenses and other current assets          3,987,743        3,372,266
                                                    ----------       ----------
     TOTAL CURRENT ASSETS                           45,526,650       41,318,174
                                                    ----------       ----------



PROPERTY AND EQUIPMENT:
  Leasehold improvements                               585,458          552,655
  Machinery and equipment                            1,986,174        1,825,959
  Furniture, fixtures and transportation
  equipment                                          1,275,867        1,341,728
                                                    ----------       ----------
    Total                                            3,847,499        3,720,342
  Less accumulated depreciation and amortization   (1,962,651)       (1,632,367)
                                                   -----------       ----------
     NET PROPERTY AND EQUIPMENT                      1,884,848        2,087,975
                                                    ----------       ----------

OTHER LONG-TERM ASSETS                               1,148,117          517,352

INTANGIBLES, NET OF ACCUMULATED AMORTIZATION         5,890,410        6,110,410
                                                    ----------       ----------
                                                  $ 54,450,025     $ 50,033,911
                                                   ===========      ===========

      See accompanying notes to consolidated condensed financial statements.

                    SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                  January 2,       June 27,
                                                     1999            1998
                                                     ----            ----
                                                 (Unaudited)      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - bank line of credit             $ 5,350,000      $ 4,000,000
  Accounts payable                                15,297,877       10,809,976
  Customers' deposits                              3,911,190        2,158,512
  Accrued expenses                                 1,211,044        2,188,557
  Current maturities of long-term debt             1,520,000        1,945,000
                                                 -----------      -----------

     TOTAL CURRENT LIABILITIES                    27,290,111       21,102,045

LONG-TERM DEBT                                     4,560,000        5,725,000
                                                 -----------      -----------
     TOTAL LIABILITIES                            31,850,111       26,827,045
                                                 -----------      -----------
STOCKHOLDERS' EQUITY:
  Common stock - par value $.10; authorized
  20,000,000 shares, issued 3,357,406, outstanding
  3,273,606; and issued 3,357,406, outstanding
  3,319,806, respectively.                           335,741          335,741
  Additional paid-in capital                      12,889,546       12,889,546
  Retained earnings                                9,724,864       10,143,226
                                                 -----------      -----------
    Total                                         22,950,151       23,368,513
  Treasury stock, at cost, 83,800 and 37,600
       common shares                                (350,237)        (161,647)
                                                 -----------      -----------
     TOTAL STOCKHOLDERS' EQUITY                   22,599,914       23,206,866
                                                 -----------      -----------
                                                 $54,450,025      $50,033,911
                                                 ===========      ===========

      See accompanying notes to consolidated condensed financial statements.

                    SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                      (Unaudited)                  (Unaudited)
                               For the Three Months Ended    For the Six Months Ended
                               --------------------------    ------------------------
                                 01-02-99      12-27-97      01-02-99       12-27-97
                                (13 Weeks)    (13 Weeks)    (27 Weeks)     (26 Weeks)
                              -------------  ------------- ------------- -------------
REVENUES                      $  28,211,079  $  24,331,395 $  48,676,720 $  45,801,025
                              -------------  ------------- ------------- -------------
COSTS AND EXPENSES:
   Cost of sales                24,449,934     19,561,270    41,438,836    37,462,825
   Selling expenses              1,849,365      1,785,633     3,656,720     3,442,256
   General and administrative
    expenses                     2,039,395      1,599,540     3,769,780     2,689,995
                              -------------  ------------- ------------- -------------
   Total costs and expenses     28,338,694     22,946,443    48,865,336    43,595,076
                              -------------  ------------- ------------- -------------
                                  (127,615)     1,384,952      (188,616)    2,205,949
NET INTEREST EXPENSE                266,901       170,816       497,746        331,734
                              -------------  ------------- ------------- -------------
INCOME (LOSS) BEFORE
   TAXES ON INCOME                (394,516)     1,214,136      (686,362)    1,874,215


TAXES (BENEFIT) ON INCOME         (158,000)       476,000      (268,000)      727,000
                              -------------  ------------  ------------- -------------
NET INCOME (LOSS)             $   (236,516)  $    738,136  $   (418,362) $  1,147,215
                              =============  ============  ============= ============
Basic earnings (loss) per
share                            $  ( 0.07)        $ 0.23     $  ( 0.12)       $ 0.35
Diluted earnings (loss) per
share                               ( 0.07)          0.21        ( 0.12)         0.34

Weighted average shares
   Outstanding:
   Basic                         3,274,381      3,275,875     3,293,369     3,255,900
   Diluted                       3,274,381      3,450,912     3,293,369     3,423,820


      See accompanying notes to consolidated condensed financial statements.

                    SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                              (Unaudited)
                                                       ------------------------
                                                       For the Six Months Ended
                                                       ------------------------
                                                        01-02-99       12-27-97
                                                       (27 Weeks)     (26 Weeks)
                                                       ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                  $  (418,362)   $  1,147,215
Adjustments to reconcile net income (loss) to cash
used  by operating activities:
    Depreciation and amortization                         623,960         533,646
    Provision for inventory obsolescence                  150,000         125,000
    Gain on disposal of assets                              ( 321)         (1,390)
    Foreign currency translation adjustment                     -          11,000
    (Increase) decrease in:

      Accounts receivable                              (3,978,968)      2,145,022
      Inventories                                      (1,592,810)        325,583
      Prepaid expenses and other current assets          (615,477)        (50,878)
      Other assets                                       (630,765)        703,161
    Increase (decrease) in:
      Accounts payable                                  4,487,901      (4,342,982)
      Customers' deposits                               1,752,678        (177,819)
      Accrued expenses                                   (977,513)       (663,474)
                                                      -----------    ------------
    Net cash used in operating activities              (1,199,677)       (245,916)
                                                      -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Wink Davis Equipment Company                  -      (9,500,000)
   Capital expenditures                                  (211,012)       (177,682)
   Proceeds on sale of assets                              10,500           3,500
                                                      -----------    ------------
    Net cash used in investing activities                (200,512)     (9,674,182)
                                                      -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on line of credit agreement           1,350,000         850,000
   Payment on line of credit agreement of Wink
Davis Equipment
    Company                                                     -        (201,977)
   Proceeds from issuance of term note due to bank              -       7,000,000
   Principal payments on long-term debt                (1,590,000)        (12,707)
   Issuance of common stock for stock options                   -         110,875
   Purchase of treasury stock                            (188,590)              -
                                                      -----------    ------------
   Net cash provided by (used in) financing activities   (428,590)      7,746,191
                                                      -----------    ------------
NET DECREASE IN CASH                                   (1,828,779)     (2,173,907)
CASH AND CASH EQUIVALENTS at beginning of period        2,193,329       3,832,534
                                                      -----------    ------------
CASH AND CASH EQUIVALENTS at end of period            $   364,550    $  1,658,627
                                                      ===========    ============
Supplemental Disclosures:
   Cash paid during period for:
    Interest                                         $    548,902    $    179,796
    Income taxes                                          313,850         791,149


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

Note 2.   Inventories

        Inventories consisted of the following:

                                           January 2          June 27,
                                             1999               1998
                                             ----               ----
                                          (Unaudited)        (Unaudited)
        Machines                         $ 11,711,651        $ 9,466,125
        Parts and supplies                  5,665,904          6,468,620
                                         ------------        -----------
             Total                       $ 17,377,555        $15,934,745
                                         ============        ===========

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

NOTE: Wink Davis was acquired on August 1, 1997; TMC was acquired on February 6, 1998; Speizman Yarn began operations on August 1, 1998. Accordingly, these subsidiaries may contain different lengths of operations between periods of fiscal 1998 compared to the same periods of fiscal 1999.

RESULTS OF OPERATIONS

Revenues increased by about $3.9 million in the Company's second fiscal quarter to $28.2 million. The increase is primarily due to the revenues of yarn processing equipment (which began operations in the current fiscal year) of $5.0 million and increased revenues of knitted fabric equipment of $4.3 million offset by decreased hosiery revenues of $6.9 million.

Year-to-date revenues were approximately $48.7, an increase of $2.9 million over the previous fiscal year. The increase is attributable to knitted fabric (increased revenues of $5.3 million) and the recently acquired subsidiaries, Speizman Yarn, Wink Davis and TMC, with increased revenues of approximately $5.1 million, $1.8 million and $1.7 million, respectively. The gains are offset by decreased hosiery revenues of $10.6 million in the current fiscal year as compared to the same period last year.

Cost of sales in the current second quarter were 86.7% of revenues as compared to 80.4% in the same period of last year. Similarly, cost of sales for the current six-month period were 85.1% of revenues as compared to 81.9% in the same period of last year. These unfavorable shifts in both periods result from decreased volume in hosiery manufacturing equipment, increased production costs of boarding and finishing equipment, and lower margins on yarn processing equipment. Orders for this yarn processing equipment were on back order at the time Speizman assumed operations. These decreases were offset by higher margins on knitted fabric equipment.

Selling expenses in the second quarter of fiscal 1999 were approximately $1,849,000, an increase of approximately $63,000 over the same quarter of last year. Approximately $252,000 of additional selling expenses was incurred by TMC and Speizman Yarn.

Selling expenses in the six-month period ending January 2, 1999 increased by about $215,000 to $3,657,000. Approximately $266,000 of additional expenses is attributable to the new operations of Speizman Yarn.

In the quarter ended January 2, 1999, general and administrative expenses increased by approximately $439,000. $271,000 of those additional expenses are attributable to TMC and Speizman Yarn, neither of which had operations in the second quarter of the prior fiscal year.

In the current fiscal year, general and administrative costs increased by about $1,090,000. General and administrative expenses related to Speizman Yarn and TMC, neither of which was included in the same quarter of the prior fiscal year, were approximately $539,000. Other increases resulted primarily from increased rental expenses offset partially by decreases in bonuses.

Interest expense is shown net of interest income. Net interest expense increased to approximately $267,000 and $498,000 in the current quarter and current fiscal year, respectively. The increase is due primarily to increased use of bank line of credit.

Net loss for the second quarter was $237,000 or $0.07 per share, as compared to net income in the same quarter last year of $738,000 or $.23 per share basic and $0.21 per share diluted. Net loss in the six months year-to-date was $418,000 or $0.12 per share. Net income for the same period of the prior fiscal year was $1,147,000 or $0.35 per share basic and $0.34 per share diluted.

OUTLOOK

The outlook for sock machinery is substantially unchanged from the prior quarter. Many athletic sock producers are still assessing if new technology for closing the toe of the sock on the knitting machine will meet their customers' needs. Accordingly, the Company's customers are delaying many capital expenditures on new sock knitting equipment. Demand remains strong for large diameter circular knitting machinery utilizing new technology used in the production of seamless undergarments, actionwear and swimsuits. The yarn processing industry is also in a state of transition. One of the industries major trade shows will be in June 1999, at which time customers will evaluate new technologies offered by both the Company's suppliers and its competitors. Wink Davis' backlog is moderately higher than previous quarters.

LIQUIDITY AND CAPITAL RESOURCES

As of January 2, 1999, the Company's working capital was approximately $18.2 million, a decrease of $1,980,000 from the Company's working capital at the end of fiscal 1998. The Company's current ratio at January 2, 1999 was 1.67 to 1.00. This ratio was 1.96 to 1.00 at June 27, 1998.

Operating activities used $1,200,000 in the six-month period ended January 2, 1999, as compared to usage of $246,000 in the same period of the prior fiscal year. In the current fiscal year this usage resulted primarily from increases in accounts receivable and inventories, offset partially by increases in accounts payable and customers' deposits. This usage of cash in the prior fiscal period is generated by decreases in accounts payable, offset by decreases in accounts receivable, net of receivable purchased with the Wink Davis acquisition.

In the current six-month period, investing activities used approximately $201,000. In the prior six-month period, investing activities used $9.7 million in cash, substantially all related to the acquisition of Wink Davis.

For the current six-month fiscal period, financing activities used $429,000. In the prior six-month period, financing activities provided $7.7 million in cash, primarily related to borrowing from a term loan and advances on the line of credit to fund the acquisition of Wink Davis.

Overall, net cash decreased by $1,829,000 in the current year as compared to a decrease of $2,174,000 for the same period of the prior fiscal year.

The Company is currently consolidating several machinery warehouses and the administrative offices of Speizman Industries into a new location in the spring of 1999. The Company expects to incur approximately $1.2 million to $1.4 million in leasehold upfitting costs through the remainder of fiscal 1999.

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

YEAR 2000 COMPLIANCE

The Company has reviewed its computer and business systems to identify those areas that could be adversely affected by Year 2000 software failures. The primary information system used by Speizman Industries, TMC, and Speizman Yarn has been reviewed and all known issues related to the Year 2000 issues have been resolved. Costs incurred were not significant. The primary information system used by Wink Davis is not Year 2000 compliant. In conjunction with the purchase of Wink Davis on August 1, 1997, management planned to integrate Wink Davis' information into the existing system used by Speizman Industries. The integration project, which was not accelerated due to the Year 2000 issue, is scheduled to be completed in April 1999. The estimated project cost of integrating Wink Davis' information system is approximately $100,000.

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

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

          (a) Exhibits:

              10(a). 1998 First Amendment Agreement to $37,000,000 Amended and
                     Restated Loan Agreement and Term Note dated as of February 6, 1998

              10(b). 1998 Second Amendment Agreement to $37,000,000 Amended and
                     Restated Loan Agreement and Term Note dated as of
                     December 30, 1998

              10(c). New York Lease between The Hemmerdinger Corporation and
                     Speizman Industries, Inc. dated July 17, 1998

              10(d). Lease Renewal Agreement between Metro II & III, dated
                     January 11, 1999

              27     Financial Data Schedule

          (b) Reports on Form 8-K:

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  SPEIZMAN INDUSTRIES, INC.
                                                        (Registrant)


Date:   February 16, 1999                     /s/  Robert S. Speizman
       ---------------------                     ---------------------------
                                                   Robert S. Speizman
                                                   President


Date:   February 16, 1999                     /s/  James H. McCorkle, III
       ---------------------                     ---------------------------
                                                   James H. McCorkle, III
                                                   Secretary-Treasurer
                                                   (Chief Financial Officer)