Form 10-Q
period 1999-04-03
SPEIZMAN INDUSTRIES INC
filed 1999-05-18
CIK 92827

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 3, 1999

                            OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from      to
                                        -----   ------

                           Commission File No. 0-8544

                           SPEIZMAN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

     Delaware                                       56-0901212
------------------------------                   -----------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)
    701 Griffith Road                                28217
                                                 -----------------
Charlotte, North Carolina                          (Zip Code)
------------------------------
(Address of principal executive offices)

                                  (704)559-5777
                                  -------------
              (Registrant's telephone number, including area code)

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

         YES X                                       NO
           -----                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                 Outstanding at
     Class of Common Stock                       May 12, 1999
     ---------------------                       ------------

   Par value $.10 per share                       3,243,706

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                     INDEX



                                                                   Page No.
                                                                   --------

PART I. FINANCIAL INFORMATION:

   Item 1. Financial Statements:

    Consolidated Condensed Balance Sheets....................         3-4

    Consolidated Condensed Statements of Operations..........           5

    Consolidated Condensed Statements of Cash Flows..........           6

    Notes to Consolidated Condensed Financial Statements......          7

  Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations..............       8-12


PART II. OTHER INFORMATION:

   Item 6. Exhibits and reports on Form 8-K...................         13

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------


                                                April 3,           June 27,
                                                 1999                1998
                                               --------            --------
                                              (Unaudited)         (Unaudited)
                 ASSETS
                 ------
CURRENT:
  Cash and cash equivalents                   $   442,885       $   2,193,329
  Accounts receivable, less allowances of
   $562,292 and $655,656                       16,962,449          19,817,834
  Inventories                                  16,806,268          15,934,745
  Prepaid expenses and other current assets     4,601,564           3,372,266
                                              -----------        ------------
     TOTAL CURRENT ASSETS                      38,813,166          41,318,174



PROPERTY AND EQUIPMENT:
  Leasehold improvements                          556,187             552,655
  Machinery and equipment                       1,368,336           1,825,959
  Furniture, fixtures and transportation
    equipment                                   1,239,168           1,341,728
  Construction in progress                      1,176,164                  -
                                              -----------        ------------
     Total                                      4,339,855           3,720,342
  Less accumulated depreciation and
    amortization                               (1,722,075)         (1,632,367)
                                              -----------        ------------

     NET PROPERTY AND EQUIPMENT                 2,617,780           2,087,975
                                              -----------        ------------

  OTHER LONG-TERM ASSETS                          946,171             517,352
  INTANGIBLES, NET OF ACCUMULATED
    AMORTIZATION                                5,780,410           6,110,410
                                              -----------        ------------

                                              $48,157,527       $  50,033,911
                                              ===========        ============

     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------

                                                April 3,           June 27,
                                                 1999                1998
                                               --------            --------
                                              (Unaudited)         (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Note payable -band line of credit          $  3,500,000       $   4,000,000
  Accounts payable                             11,211,186          10,809,976
  Customers' deposits                           5,080,377           2,158,512
  Accrued expenses                                556,523           2,188,557
  Current maturities of long-term debt          1,520,000           1,945,000
                                              -----------        ------------

     TOTAL CURRENT LIABILITIES                 21,868,086          21,102,045

LONG-TERM DEBT                                  4,180,000           5,725,000
                                              -----------        ------------
     TOTAL LIABILITIES                         26,048,086          26,827,045
                                              -----------        ------------



STOCKHOLDERS' EQUITY:
  Common stock - par value $.10; authorized
   20,000,000 shares, issued 3,369,506,
   outstanding 3,263,706; and issued
   3,357,406, outstanding 3,319,806,
   respectively                                   336,951             335,741
  Additional paid-in capital                   12,935,886          12,889,546
  Retained earnings                             9,280,661          10,143,226
                                              -----------        ------------
     Total                                     22,553,498          23,368,513

  Treasury stock, at cost, 105,800 and 37,600
   common shares                                 (444,057)           (161,647)
                                              -----------        ------------
     TOTAL STOCKHOLDERS' EQUITY                22,109,441          23,206,866
                                              -----------        ------------
                                             $ 48,157,527       $  50,033,911
                                              ===========        ============




     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                                 (Unaudited)                  (Unaudited)
                                          For the Three Months Ended    For the Nine Months Ended
                                          --------------------------    -------------------------
                                           04-03-99        03-28-98      04-03-99       03-28-98
                                          (13 Weeks)      (13 Weeks)    (40 Weeks)     (39 Weeks)
                                           --------        --------      --------       --------
REVENUES                               $ 22,714,726    $ 20,637,767  $ 71,391,446  $  66,438,792
                                       ------------    ------------  ------------  -------------
COST AND EXPENSES:
  Cost of sales                          19,246,048      17,146,817    60,684,884     54,609,642
  Selling expenses                        1,751,802       1,658,143     5,408,522      5,100,399
  General and administrative
   expenses                               2,125,212       1,470,512     5,894,992      4,160,507
                                       ------------    ------------  ------------  -------------
  Total costs and expenses               23,123,062      20,275,472    71,988,398     63,870,548
                                       ------------    ------------  ------------  -------------
                                           (408,336)        362,295      (596,952)     2,568,244
NET INTEREST EXPENSE                        268,867         199,323       766,613        531,057
                                       ------------    ------------  ------------  -------------


INCOME (LOSS) BEFORE
  TAXES ON INCOME                          (677,203)        162,972    (1,363,565)     2,037,187

TAXES (BENEFIT) ON
  INCOME                                   (233,000)         63,000      (501,000)       790,000
                                       ------------    ------------  ------------  -------------
NET INCOME (LOSS)                      $   (444,203)   $     99,972  $   (862,565) $   1,247,187
                                       ============    ============  ============  =============

Basic earnings (loss) per share            $  (0.14)       $   0.03       $ (0.26)       $  0.38
Diluted earnings (loss) per share             (0.14)           0.03         (0.26)          0.36


Weighted average shares
  Outstanding:
  Basic                                   3,273,773       3,300,136     3,288,441      3,270,787
  Diluted                                 3,273,773       3,430,674     3,288,441      3,426,928



     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

                                                                 (Unaudited)
                                                     ---------------------------------
                                                          For the Nine Months Ended
                                                     ---------------------------------
                                                        04-03-99            03-28-98
                                                       (40 Weeks)          (39 Weeks)
                                                     -------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $    (862,565)       $  1,247,187
Adjustments to reconcile net income (loss) to
  cash used by operating activities:
    Depreciation and amortization                          906,464             845,527
    Provision for inventory obsolescence                   225,000             200,000
    Gain on disposal of assets                              (4,389)            (19,904)
    Foreign currency translation adjustment                    -                11,000
    (Increase) decrease in:
      Accounts receivable                                2,855,385           5,938,225
      Inventories                                       (1,096,523)           (315,596)
      Prepaid expenses and other current assets         (1,229,298)            176,056
      Other assets                                        (428,819)            723,968
    Increase (decrease) in:
      Accounts payable                                     401,210          (8,181,167)
      Customers' deposits                                2,921,865            (644,136)
      Accrued expenses                                  (1,632,034)           (901,977)
                                                     -------------        ------------
    Net cash provided by (used in) operating
     activities                                          2,056,296             920,817
                                                     -------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Wink Davis Equipment Company                  -            (9,500,000)
  Acquisition of TMC Automation Company, Inc.                  -            (1,841,304)
  Capital expenditures                                  (1,418,905)           (300,114)
  Proceeds on sale of assets                               317,025              73,742
                                                     -------------        ------------
    Net cash used in investing activities               (1,101,880)        (11,567,676)
                                                     -------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) on line of credit
    agreement                                             (500,000)          2,300,000
  Payment on line of credit agreement of Wink
    Davis Equipment Company                                    -              (201,977)
  Proceeds from issuance of term note due to bank              -             8,300,000
  Principal payments on long-term debt                  (1,970,000)           (266,215)
  Principal payments on debt assumed from TMC
    Automation Company                                         -              (524,202)
  Issuance of common stock for stock options                47,550             285,000
  Purchase of treasury stock                              (282,410)                -
                                                     -------------         -----------
   Net cash provided by (used in) financing
      activities                                        (2,704,860)          9,892,606
                                                     -------------         -----------
NET DECREASE IN CASH                                    (1,750,444)         (2,595,887)
CASH AND CASH EQUIVALENTS at beginning of period         2,193,329           3,832,534
                                                     -------------         -----------
CASH AND CASH EQUIVALENTS at end of period           $     442,885        $  1,236,647
                                                     =============         ===========


Supplemental Disclosures:
  Cash paid during period for:
    Interest                                               898,088        $    510,658
    Income taxes                                           371,100           1,087,223



     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                   ------------------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------


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

Note 2.  Inventories

         Inventories consisted of the following:

                                          April 3,         June 27,
                                           1999              1998
                                        ------------     -----------
                                        (Unaudited)      (Unaudited)
         Machines                      $ 10,950,937     $  9,466,125
         Parts and supplies               5,855,331        6,468,620
                                        ------------     -----------
           Total                       $ 16,806,268     $ 15,934,745
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

         GENERAL
         -------

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

         RESULTS OF OPERATIONS
         ---------------------

         Revenues increased by about $2.1 million in the 13-week period ended April 3, 1999. Yarn processing equipment, which was acquired in the current fiscal year, had revenues of about $2.1 million and knitted fabric equipment increased by approximately $4.0 million. These and other smaller increases from TMC and Wink Davis were offset by a $5.1 million decrease in revenues of hosiery equipment in the current fiscal quarter.


         Year-to-date revenues increased by approximately $5.0 million to $71.4 million. Yarn equipment revenues were approximately $7.3 million and knitted fabric equipment revenues increased by about $9.3 million. Year-to-date revenues for both TMC and Wink Davis each increased by about $2.3 million. These increases were offset by decreased hosiery equipment revenues of about $15.6 million.

         Cost of sales in the current third quarter were 84.7% of revenues. For the same period of the prior fiscal year, cost of sales were 83.1% of revenues. Similarly, cost of sales for the current nine-months increased to 85.2% from 82.2% compared to the same period last year. These unfavorable shifts result from lower sales volumes and margins on hosiery equipment and lower margins on new yarn processing equipment. Orders for this yarn processing equipment were on back order at the time Speizman assumed operations. These decreases were offset by higher margins and increased volumes on knitted fabric equipment and textile equipment parts.

         Selling expenses for the current third quarter totaled approximately $1,752,000, an increase of approximately $100,000 compared to the same period of the prior fiscal year. Year-to-date selling expenses are approximately $5.4 million, an increase of $300,000 from the prior year. Substantially all of these increases result from the inclusion of TMC and yarn processing equipment, offset by lower commissions on hosiery related equipment.

         General and administrative expenses increased by approximately $655,000 in the third fiscal quarter of the current year as compared to the same period of the previous year. Components of the increase include increased rent, personnel and a full quarters' expenses of TMC and the yarn processing divisions.


         In the current fiscal year, general and administrative expenses were approximately $5.9 million, an increase of approximately $1.7 million over the nine month period ending March 28, 1998. Approximately $829,000 of the increase is directly related to the inclusion of longer operating periods of Wink Davis, TMC and yarn processing divisions. Other increases are due to increased rent expense and personnel.

         Interest expense is shown net of interest income. Net interest expense increased to approximately $269,000 and $767,000 in the current quarter and fiscal year, respectively. Increased interest expense results from higher borrow quarterly installments paid on the term loan.

         Net loss for the third quarter was $444,000 or $0.14 per share, as compared to net income of $100,000, or $0.03 basic and diluted per share for the same period of the prior fiscal year. For the current nine-month period, net loss is $863,000 or $0.26 per share, as compared to the prior year's income of $1,247,000 or $0.38 basic ($0.36 diluted).


         OUTLOOK
          -------

         The outlook for sock machinery has become substantially stronger than in the prior quarter. Because sales of athletic socks at retail have been very strong, the producers of athletic socks have decided to purchase conventional non-closed toc machines. The Company currently has a backlog of more than 400 of the conventional machines. These machines should be delivered in the fourth quarter of fiscal 1999 and first quarter of fiscal 2000. Demand remains strong for large diameter circular knitting machines utilizing new technology in the production of seamless undergarments, action wear and swimsuits. The yarn processing industry is still in a state of uncertainty in North America. One of the industries' major trade shows will be held in early June, at which time, customers will evaluate new technologies offered in the circular knitting machine as well as yarn processing industries. The Wink Davis backlog continues to be at approximately the same level as it was in the prior quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's working capital was approximately $16.9 million at April 3, 1999, a decrease of $3.3 million from the Company's working capital at June 27, 1998. The current ratio at the end of the third quarter was 1.77 to 1.00.
At the end of the prior fiscal year, this ratio was 1.96 to 1.00.

Operating activities provided approximately $2.1 million of cash in the current nine-month period, as opposed to a usage of about $0.9 million in the same period of the prior fiscal year. In the current year, cash used in the net loss was offset by non-cash expenses including depreciation, amortization and inventory reserves. Additional cash was provided from decreases in accounts receivable and increases in customers' deposits offset by increases in inventories and prepaids and other current assets and decreases in accrued expenses. In the same period of the prior year cash was provided by net income and decreases in accounts receivable offset by decreases in accounts payable.

For the nine months ended April 3, 1999, investing activities used about $1.1 million in cash, substantially all related to capital expenditures, including leasehold upfitting costs of the new facility for machinery warehousing and corporate offices. In the prior year, approximately $11.6 million in cash was used for the investments of Wink Davis and TMC.

Financing activities used approximately $2.7 million in the current fiscal year, including principal payments of $1,970,000 on the Company's term loan. In the prior year financing activities provided about $9.9 million, which related substantially to the acquisitions of Wink Davis and TMC.

Overall, net cash decreased by $1,750,000 in the current year as compared to a decrease of $2,596,000 for the same period of the prior fiscal year.

SEASONALITY AND OTHER FACTORS
-----------------------------

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

EFFECTS OF INFLATION AND CHANGING PRICES
---------------------------------------

Management believes that inflation has not had a material effect on the Company's operations.

DISCLOSURE ABOUT FOREIGN CURRENCY RISK
---------------------------------------

Generally, the Company's purchases of foreign manufactured machinery for resale are denominated in Italian lira. In the ordinary course of business, the Company enters into foreign exchange forward contracts to mitigate the effect of foreign currency movements between the Italian lira and the U. S. dollar from the time of placing the Company's purchase order until final payment for the purchase is made. The contracts have maturity dates that do not generally exceed 12 months. Substantially all of the increase or decrease of the lira denominated purchase price is offset by the gains and losses of the foreign exchange contract. The unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transaction is consummated.

A substantial portion of the Company's textile machine and spare part purchases are denominated and payable in Italian lira. Currency flunctuations of the lira could result in substantial price level changes and therefore impede or promote import /export sales and substantially impact profits. However, to reduce exposure to adverse foreign currency fluctuations during the period from customer orders to payment for goods sold, the Company enters into forward exchange contracts. The Company is not able to assess the quantitative effect that such currency fluctuations could have upon the Company's operations. There can be no assurance that fluctuations in foreign currency exchange rates will not have a significant adverse effect on future operations.

NOTE REGARDING PRIVATE SECURITIES LITIGATION REFORM ACT
-------------------------------------------------------

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

YEAR 2000 COMPLIANCE
--------------------

The Company has reviewed its computer and business systems to identify those areas that could be adversely affected by Year 2000 software failures. The primary information system used by Speizman Industries and its three subsidiaries has been reviewed and all known issues related to the Year 2000 issues have been resolved. In May 1999, Wink Davis' information systems were integrated into this primary information system. Costs incurred were not significant.

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

        (a) Exhibits

            27      Financial Data Schedule

        (b) Reports on Form 8-K:

            None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SPEIZMAN INDUSTRIES, INC.
(Registrant)




Date: May 18, 1999                      By: /s/ Robert S. Speizman
     -------------                         -------------------------------------
                                           Robert S. Speizman
                                           President




Date: May 18, 1999                      By: /s/ James H. McCorkle, III
     -------------                         -------------------------------------
                                           James H. McCorkle, III
                                           Secretary-Treasurer
                                           (Chief Financial Officer)