Form 10-K
period 1999-08-31
SPEIZMAN INDUSTRIES INC
filed 1999-10-01
CIK 92827

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         [Fee Required]

For the fiscal year ended July 3, 1999

                                                        OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         [NO FEE REQUIRED]

For the transition period from __________________ to _____________________

COMMISSION FILE NO. 0-8544


                           SPEIZMAN INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                            56-0901212
----------------------------------------------------------                 ---------------------------------------------
    (State or other jurisdiction of incorporation or                           (I.R.S. Employer Identification No.)
                      organization)

      701 Griffith Road, Charlotte, North Carolina                                            28217
----------------------------------------------------------                 ---------------------------------------------
        (Address of principal executives offices)                                           (Zip Code)


Registrant's telephone number, including area code:  (704) 559-5777

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

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

                                 Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |_|

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 13, 1999, was $16,849,809 based on the last sale price of $5.22 per share reported by the NASDAQ National Market System on that date.

         As of September 13, 1999, there were 3,228,706 shares of the registrant's Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on November 18, 1999 are incorporated herein by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

    Speizman Industries, Inc. and subsidiaries (collectively the "Company") is a major distributor operating through four companies: Speizman Industries, Inc. ("Speizman" or "Speizman Industries"), Wink Davis Equipment Co., Inc. ("Wink Davis"), Todd Motion Controls, Inc. ("TMC") and Speizman Yarn Equipment, Inc. ("Speizman Yarn"). Speizman distributes sock knitting machines, other knitting equipment and related parts. Wink Davis sells commercial and industrial laundry equipment, including the distribution of machines and parts as well as installation and after sales service. TMC manufactures automated boarding, finishing and packaging equipment used in the sock knitting industry. TMC's products are sold through Speizman's distribution network. Speizman Yarn distributes equipment and related parts used in the yarn processing industry.

    ALL REFERENCES HEREIN ARE TO THE COMPANY'S 52-OR-53 WEEK FISCAL YEAR ENDING ON THE SATURDAY CLOSEST TO JUNE 30. THE FISCAL YEARS 1995 THROUGH 1998 EACH CONTAINED 52 WEEKS AND ENDED ON JUNE 27, 1998, JUNE 28, 1997, JUNE 29, 1996 AND JULY, 1, 1995. FISCAL 1999 CONTAINED 53 WEEKS AND ENDED ON JULY 3, 1999.

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

    Pursuant to the Lonati Agreement, Lonati has appointed Speizman Industries as Lonati's distributor and exclusive agent in the United States for the sale of its range of single and double cylinder sock knitting machines and related spare parts. Although the Lonati Agreement does not establish Speizman Industries as the exclusive distributor of Lonati sock machines in the United States, Speizman in fact has exclusively distributed Lonati double cylinder sock machines continuously since 1982 and Lonati single cylinder sock knitting machines since 1989. The Lonati Agreement extended to December 31, 1995 and continues from year to year thereafter, although it may be terminated on 90 days written notice at any year end or without notice in the event of a breach. Speizman and Lonati also entered into a similar agreement relating to Speizman Industries' distribution of Lonati sock and sheer hosiery knitting machines in Canada in January 1992.

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

    The Lonati single cylinder machines distributed by Speizman Industries are for the knitting of athletic socks. The Lonati double cylinder machines are for the knitting of dress and casual socks. The Lonati machines are electronic, high-speed, and have computerized controls. Lonati single cylinder machines are capable of knitting pouch heel and toe, reciprocated heel and toe and tube socks. These and other features allow the rapid change of sock design, style and size, result in increased production volume and efficiency and simplify the servicing of the machines. Lonati single cylinder machines are also available in a closed toe model which enables hosiery manufacturers to automate their production processes by knitting in the toe as opposed to manually seaming. This procedure not only results in a higher quality product but manufacturers also benefit from lower costs. Speizman Industries distributes these sock knitting machines as well as Lonati sheer hosiery knitting machines in Canada and in Mexico. In addition, Speizman distributes the knitting machines, described below, manufactured by Santoni, S.r.l. Brescia, Italy ("Santoni"), one of Lonati's subsidiaries, in the United States, Canada and Mexico. The most popular Santoni products are large diameter circular knitting machines utilizing new technology in the production of seamless undergarments, action wear and swimsuits. Sales by Speizman Industries in the United States, Canada and Mexico of new machines manufactured by Lonati, S.p.A., generated the following percentages of Speizman's net revenues: 22.5% in fiscal 1999, 41.1% in fiscal 1998 and 60.1% in fiscal 1997. In addition, sales of Santoni machines in the United States, Canada and Mexico generated 20.3%, 5.3% and 7.0% of Speizman Industries' net revenues in fiscal 1999, 1998 and 1997, respectively.

    In addition to the Lonati machines, Speizman Industries distributes new knitting and other machines and equipment under written agreements and other arrangements with the manufacturers. The following table sets forth certain information concerning certain of these additional distribution arrangements:

  ------------------------------------------------------------------------------------------------------------------
      MANUFACTURER                                 MACHINE                                    TERRITORY
  ------------------------------------------------------------------------------------------------------------------

  Santoni, S.r.l.,              Circular knitting machines for seamless                 United States, Canada and
      Brescia, Italy            undergarments, action wear, swimsuits, men's            Mexico
                                socks and women's sheer hosiery and surgical
                                support hose

  Conti Complett, S.p.A.,       Sock toe closing machines and sock turning devices      United States and Canada
      Milan, Italy

  Dinema,                       Data collection                                         United States and Canada
      Brescia, Italy

  Marchisio,                    Fabric knitting machines                                United States and Canada
      Brescia, Italy

  Mecmor,                       Fabric knitting machines                                United States and Canada
      Varese, Italy

  Vignoni,                      Fabric knitting machines                                United States and Canada
      Cividino, Italy
  ------------------------------------------------------------------------------------------------------------------

    There can be no assurance that Speizman will not encounter significant difficulties in any attempt to enforce any provisions of the agreements with foreign manufacturers, or any agreement that may arise in connection with the placement and confirmation of orders for the machines manufactured by foreign manufacturers or obtain an adequate remedy for a breach of any such provision, due principally to the fact that they are foreign companies.

    Speizman Industries sells used machinery and parts to the textile industry. Speizman Industries carries significant amounts of machinery and parts inventories to meet customers' requirements and to assure itself of an adequate supply of used machinery. Speizman acts as a liquidator of textile mill equipment and as a broker in the purchase and sale of such equipment.

SALES AND MARKETING

    Speizman Industries markets and sells knitting machines and related equipment primarily by maintaining frequent contacts with customers and understanding of its customers' individual business needs. Salespersons will set up competitive trials in a customer's plant and allow the customer to use Speizman's machine in its own work environment alongside competing machines for two weeks to three months. Speizman Industries also offers customers the opportunity to send their employees to Speizman Industries for training courses on the operation and service of the machines and, depending on the number of machines purchased and the number of employees to train, may offer such training courses at the customer's facility. In addition, Speizman Industries exhibits its equipment at trade shows and uses its private showroom to demonstrate new machines. These marketing strategies are complemented by Speizman's commitment to service and continuing education. Speizman Industries also produces, at its own expense, training videos for its major lines of equipment. At September 4, 1999, Speizman employed 10 salespersons and 32 technical representatives. In addition to its sales staff, Speizman Industries uses several commission sales agents in a number of foreign countries in connection with its sales of used machines.

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

    Speizman Industries also markets used machines through its employees and outside commission salespersons. Speizman Industries markets its used machines in the United States and in a number of foreign countries. Speizman uses trade advertising extensively and frequently distributes lists throughout the industry of used machines that Speizman Industries has for sale. Additionally, Speizman utilizes its Internet web site for listing used machines available for sale.

    Speizman Industries exports certain new and used machines and parts for sale in Canada, Mexico and a number of other foreign countries. See Note 1 of Notes to Consolidated Financial Statements for certain financial information concerning Speizman Industries' foreign sales in fiscal 1999, 1998 and 1997.

CUSTOMERS

    Speizman Industries' customers consist primarily of the major sock manufacturers in the United States and Canada. In fiscal 1999, no single customer represented over 10% of the Company's revenues. In fiscal 1998, Speizman Industries' largest customer accounted for 11.7% of the Company's revenues. In fiscal 1997, Speizman Industries' largest customer accounted for 10.5% of Speizman Industries' revenues. Generally, the customers contributing the most to Speizman Industries' net revenues vary from year to year. Speizman Industries believes that the loss of any principal customer could have a material adverse effect on Speizman Industries.

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

    Domestic and foreign sales of used sock and sheer hosiery knitting machines are fragmented and highly competitive. Speizman Industries competes with a number of domestic and foreign companies that sell used machines as well as domestic and foreign manufacturers that have used machines for sale as a result of trade-ins. In the United States, Speizman Industries has one primary competitor in its sale of used sock knitting machines. The principal competitive factors in Speizman Industries' domestic and foreign sales of used machines are price and availability of machines that are in demand. Although Speizman Industries is the exclusive distributor of original equipment manufacturer ("OEM's") parts for a number of the machines it distributes, it competes with firms that manufacture and distribute duplicates of such parts. In addition, Speizman Industries competes with a number of distributors and manufacturers in its other parts sales.

WINK DAVIS

    Wink Davis, based in Atlanta, Georgia, distributes commercial laundry equipment and parts and provides related service. Wink Davis was acquired by Speizman on August 1, 1997. Wink Davis sells to a wide variety of customers. A large share of these customers maintain on premise laundries ("OPL's"). OPL's are commonly found in hotels, nursing homes and other institutions that perform their laundry services in-house. Some larger installations of equipment are found in hospitals, prisons and linen processing plants. The largest portion of Wink Davis' sales are generated from its distributorships with both Pellerin-Milnor (washer extractor equipment manufacturers based in Kenner, LA) and Chicago Dryer (commercial ironer/folder manufacturers based in Chicago, IL). Wink Davis represents both of these companies in Georgia, South Carolina, North Carolina, Virginia, middle and eastern Tennessee, Maryland, Washington, D.C., northern and central Florida, and the Chicago, Illinois areas.

    The Pellerin Milnor agreement appoints Wink Davis as the exclusive agent within its territories. In some instances, a customer's purchase order may be taken in one agent's territory, but the equipment is actually delivered to a territory served by a different Pellerin Milnor agent. In these instances, Pellerin-Milnor grants the sale to the territory in which the purchase order was taken. The dealer servicing the territory in which the equipment is installed receives a commission for which that dealer must assume responsibility for installing the equipment. Historically, these sales involving two separate Pellerin-Milnor dealers have been infrequent and management feels this issue does not significantly improve or hurt its operations. The Chicago Dryer agreement does not appoint Wink Davis as the exclusive agent within its territories. Both the Pellerin-Milnor and Chicago Dryer agreements are renewed on an annual basis and may be terminated in the event of a breach. Wink Davis has continuously represented both manufacturers for most of its current territories since 1972. Since 1980, Pellerin-Milnor has presented its annual top distributor award to Wink Davis for all but three years. There can be no assurance that the loss of one or both of these distributorships would not have a materially adverse impact to Wink Davis' operations.

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

Additionally, Wink Davis, under written agreements and other arrangements with OEMs, distributes other laundry related equipment. The following table sets forth, in alphabetical order, certain information concerning the additional distribution agreements:

----------------------------------------------------------------------------------------------------------------------
          MANUFACTURER                              MACHINE                                 TERRITORY
----------------------------------------------------------------------------------------------------------------------
Ajax Manufacturing,                    Laundry and Dry Cleaning Presses       Southeastern U.S. & Chicago, IL areas
     Cincinnati, OH

American Dryer,                        Commercial Dryers                      Southeastern U.S. & Chicago, IL areas
     Fall River, MA

Cissell Manufacturing,                 Commercial Dryers, laundry and dry     Southeastern U.S. & Chicago, IL areas
     Louisville, KY                       cleaning pressing equipment

Consolidated Laundry Machinery,        Commercial Dryers                      Southeastern U.S. & Chicago, IL areas
     Los Angeles, CA

Energenics Corp.,                      Lint collectors and automatic cart     Southeastern U.S. & Chicago, IL areas
     Naples, FL                           wash systems

Forenta, Inc.,                         Laundry and Dry Cleaning Presses       Southeastern U.S. & Chicago, IL areas
     Morrisville, TN

Huebsch Originators,                   Commercial Dryers                      Southeastern U.S. & Chicago, IL areas
     Ripon, WI

Unipress, Inc.,                        Laundry and Dry Cleaning Presses       Southeastern U.S. & Chicago, IL areas
     Tampa, FL

----------------------------------------------------------------------------------------------------------------------

SALES AND MARKETING

    Wink Davis' primary products include washers, dryers, ironers and other finishing equipment. Some of the larger installations include continuous batch washers ("CBW's"), large dryers, pressing and folding equipment and conveyor systems resulting in the laundering process being substantially automated. The majority of the sales consist of washers, with less than 165 pound capacity per load ("white machines"), and corresponding dryers. CBW systems or tunnels are highly customized with a variety of features depending on the unique needs and constraints of each customer. Sales orders are generated through a variety of methods including repeat business referrals, cold calls and unsolicited telephone orders. Typical sales terms on larger contracts require 15% down with the balance due 10 days after delivery. At September 4, 1999, Wink Davis employed approximately 11 sales persons and 41 technical representatives.

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

CUSTOMERS

    Wink Davis has over 4,000 customers ranging in size from single washing machine facilities to large laundry systems in hospitals or linen supply houses. Customers purchasing laundry machines typically continue their association with Wink Davis through purchase of repair parts or through service calls for equipment repairs. No customer represents more than 10% of Wink Davis' business. Accordingly, the loss of any single customer would not materially affect the operations of Wink Davis.

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

TMC

    TMC assembles automated boarding and finishing equipment for the sock manufacturing industry. Management believes significant potential exists for automating finishing operations in mills that specialize in high volume production which is sold through large discount retail chains. Typically, this denotes athletic socks, but may also include single-color dress socks.

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

PRODUCTION

    The production process is basically assembly. Many of the electronic, pneumatic, and structural parts are standard items available from various distributors. A significant portion of the hardware and structural components are custom designed and ordered. As of September 4, 1999, TMC employed 10 direct assemblers, 5 indirect laborers, and 2 persons in research and development. All assembly is done at TMC's leased facility on Patterson Avenue in Winston-Salem, NC. TMC is also developing packaging applications for use outside the hosiery industry.

RESEARCH AND DEVELOPMENT

    TMC has 2 employees in research and development, including William Todd, the former owner and current Vice President. Key components of the product have been patented and several other patents are pending. Currently, the research and development staff is developing equipment for additional hosiery manufacturing functions and other packaging applications, possibly outside the hosiery industry.

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

SPEIZMAN YARN

Speizman Yarn distributes yarn processing equipment and parts and provides related services. Speizman Yarn was incorporated in August 1998 when the Company was granted the distribution rights of Fratelli Marzoli & C. SpA ("Marzoli") and Vouk SpA Officine Meccasnotessili ("Vouk"). Vouk is a wholly-owned subsidiary of Marzoli. The Company has exclusive North American distribution rights of these companies' products through December 31, 2000.

In additionally, the Speizman Yarn, under written and other arrangements with OEM's distributes other textile equipment. The following table sets forth certain information concerning the additional distribution agreements.

----------------------------------------------------------------------------------------------------------------------
                MANUFACTURER                                   MACHINE                             TERRITORY
----------------------------------------------------------------------------------------------------------------------
Margasa Proycetos E Ingeniera Textile, S.L.  Preparatory machinery for cotton spinning    United States and Canada
   Barcelona, Spain                               systems

Meccanica Carresi S.r.L.                     Preparatory machinery for worsted, semi-     United States and Canada
   Arezzo, Italy                                  worsted or woolen spinning systems
----------------------------------------------------------------------------------------------------------------------

SALES AND MARKETING

    Speizman Yarn's primary products include yarn processing equipment and parts and related service. The Company's primary suppliers are Marzoli and Vouk, both Italian corporations. Prior to granting the distribution rights to Speizman Yarn, Marzoli distributed directly in North America through a wholly-owned subsidiary.

CUSTOMERS

    There are a limited number of yarn processing companies in the United States. Yarn processing equipment requires a large capital investment. Yarn processing entails conversion of raw bales of cotton into yarn and thread on cones which are then sold to textile knitters and weavers. This process involves opening, carding, drawing, combing, roving and spinning. Substantially all of the Company's customers complete all of these processes. The cost of a new production line for all of these processes currently exceeds several million dollars. Many customers with existing plants typically replace selected components of the process at a time.

    The Company's customers, i.e. yarn processors, are currently facing difficult business conditions due to foreign competition.

COMPETITION

    Competition in the yarn processing equipment industry is intense. Most manufacturers are located in Europe. Many of these manufacturers sell direct, without a national distributor such as Speizman Yarn. Different manufacturers are typically known for specific strengths in specific processes. Both Marzoli and Vouk offer equipment for all processes and therefore may have a competitive advantage when the customer is purchasing a complete line. However, the Company may face intense competition when bidding on a particular part of the processing line.

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

EMPLOYEES

    As of September 4, 1999, the Company had 216 full-time employees. The Company's employees are not represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company considers its relations with its employees to be good.

BACKLOG

    The Company's backlog of unfilled orders for new and used machines was $53.6 million, $24.5 million and $16.8 million at July 3, 1999, June 27, 1998 and June 28, 1997, respectively. Management believes that all Speizman Industries' unfilled orders at July 3, 1999 will be filled by the end of fiscal 2000. The period of time required to fill orders varies depending on the machine ordered.

ITEM 2.  PROPERTIES.

    The Company leases all of its real property. Significant leases are summarized in the table below:

                                                                          LEASE         MONTHLY       APPROXIMATE
                                                      LEASE ORIGINATION   TERM          RENTAL       RENTAL SQUARE
             USE                     LOCATION               DATE         (MONTHS)        RATE           FOOTAGE
--------------------------------------------------------------------------------------------------------------------------
                                         Properties used primarily by Speizman:
Warehousing                    Charlotte, NC         April 1, 1999          Monthly     $ 6,527           21,000      (a)
Executive, administrative,     Charlotte, NC         October 1, 1997            180    $ 54,923          122,052      (b)
   machinery rebuilding and
   warehousing
Warehousing                    Charlotte, NC         September 1, 1999            3     $ 9,375           45,000
Warehousing                    Charlotte, NC                  -             Monthly     $ 4,000           20,000
                                        Properties used primarily by Wink Davis:
Administrative, sales office   Atlanta, GA           August 1, 1999              24     $ 7,893           23,700      (c)
   and warehouse
Sales office and warehouse     Wooddale, IL          August 1, 1999              24     $ 6,099            6,500      (c)
Sales office and warehouse     Charlotte, NC         August 1, 1999              24     $ 2,012            6,045      (c)
Sales office and warehouse     Chester, VA           August 1, 1999              24     $ 1,982            6,000      (c)
                                           Properties used primarily by TMC:
Research and development       Winston-Salem, NC     February 6, 1998            24     $ 2,120            6,000      (d)
  and administration
Machine assembly               Winston-Salem, NC     September 1, 1996           24     $ 5,890           35,340


(a) This property is leased from a partnership owned by Robert S. Speizman and his brother. The City of Charlotte has designated this building an "historic landmark" and, as a result, modifications to the building require prior approval of the Charlotte-Mecklenburg Historic Landmark Commission.
(b) The Company's headquarters are leased from a limited liability company owned by Robert S. Speizman, his wife and their children. The Company relocated its executive, administrative, machinery rebuilding and a substantial portion of its warehousing to this location in the spring of 1999.
(c) These properties are leased from a partnership owned by C. Alexander Davis, a former shareholder and current President of Wink Davis, and his brother.
(d) This property is leased from William H. Todd, a former shareholder and current VP-Research and Development of TMC, and his wife.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is the defendant in a lawsuit brought by Bluegrass Hosiery, Inc., now pending in a Kentucky Federal Court, in which Bluegrass alleges that the Company breached a contract in which it sold machines to Bluegrass, and seeking damages, including punitive damages, in an unspecified amount. The Company vigorously denies the allegations. The Company filed a motion to dismiss the case on procedural grounds, because it could have brought the same claims in an earlier pending action in North Carolina which has now been settled. The District Court allowed the motion, but Bluegrass has appealed the dismissal to the Federal Sixth Circuit Court of Appeals, which has not yet acted.

    The Company firmly believes that the District Court acted correctly in dismissing the case on procedural grounds, and that it also has a strong case on the merits, even if the Circuit Court should reverse the dismissal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1999.

EXECUTIVE OFFICERS OF REGISTRANT

    The following table sets forth certain information regarding the executive officers of the Company:

     NAME                                   AGE      POSITIONS WITH THE COMPANY
     ----                                   ---      --------------------------
     Robert S. Speizman.............        59       Chairman of the Board, President and Director
     C. Alexander Davis.............        51       President, Wink Davis Equipment Company, Inc.
     Bryan D. Speizman .............        34       Senior Vice President, Non-Hosiery
     Mark A. Speizman ..............        28       Senior Vice President, Hosiery
     James H. McCorkle, III ........        37       Chief Financial Officer, Secretary and Treasurer

    Robert S. Speizman has served as President of the Company since November 1976. From 1969 to October 1976, Mr. Speizman served as Executive Vice President of the Company. Mr. Speizman has been a director of the Company since 1967 and Chairman of the Board of Directors since July 1987.

    C. Alexander Davis has served as President, Wink Davis Equipment Company, Inc., since August 1, 1997, as Executive Vice President, Wink Davis Equipment Company, Inc., from 1973 to July 31, 1997 and as a director of Wink Davis Equipment Company, Inc., from 1973 to July 31, 1997.

    Bryan D. Speizman, son of Robert S. Speizman, began serving as Senior Vice President, Non-Hosiery in July 1997 and served as a sales representative of the Company from 1990 to June 1997.

    Mark A. Speizman, son of Robert S. Speizman, began serving as Senior Vice President, Hosiery in July 1997 and served as a sales representative of the Company from 1990 to June 1997.

    James H. McCorkle, III began serving as Chief Financial Officer, Secretary and Treasurer in December 1998 and served as Controller of the Company from 1995 to November 1998.
                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock has been included for quotation on the NASDAQ National Market System under the NASDAQ symbol "SPZN" since October 1993. The following table sets forth, for the periods indicated, the high and low sale prices as reported by the NASDAQ National Market System.

FISCAL 1998                                                                                  HIGH              LOW
                                                                                             ----              ---
    First Quarter (ended September 27, 1997) ....................................            9.50              4.88
    Second Quarter (ended December 27, 1997).....................................            9.19              5.38
    Third Quarter (ended March 28, 1998).........................................            7.25              5.38
    Fourth Quarter (ended June 27, 1998).........................................            7.13              5.00
FISCAL 1999
    First Quarter (ended October 3, 1998) .......................................            5.25              3.63
    Second Quarter (ended January 2, 1999).......................................            6.00              3.63
    Third Quarter (ended April 3, 1999)..........................................            5.75              3.63
    Fourth Quarter (ended July 3, 1999)..........................................            4.13              3.13

    As of July 3, 1999, there were approximately 227 stockholders of record of the Common Stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.


                                                                               Fiscal Year Ended
                                                      --------------------------------------------------------------------
                                                         July 3,       June 27,      June 28,     June 29,      July 1,
                                                           1999         1998 (a)        1997         1996          1995
                                                           ----         --------        ----         ----          ----

                                                           (IN THOUSANDS, EXCEPT NET EARNINGS (LOSS) PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
    Net revenues..................................    $  101,412    $    90,886     $  79,103     $  46,280    $  61,597
    Cost of sales.................................        85,564         74,034        65,935        40,547       53,986
                                                        --------      ---------     ---------     ---------    ---------
    Gross profit..................................        15,848         16,852        13,168         5,733        7,611
    Selling, general and administrative expenses..        15,124         12,658         8,855         6,577        5,478
                                                        --------      ---------     ---------     ---------    ---------
    Operating income (loss).......................           724          4,194         4,313         ( 844)       2,133
    Interest (income) expense, net................         1,103            988          ( 18)         ( 43)         (15)
                                                        --------      ---------     ---------     ---------    ---------
    Income (loss) before taxes on income..........          (379)         3,206         4,331          (801)       2,148
    Taxes (benefit) on income ....................          (126)         1,273         1,645          (228          854
                                                        --------      ---------     ---------     ---------    ---------
    Net income (loss).............................    $     (253)      $  1,933    $    2,686    $     (573)   $   1,294
                                                       ============     =======     =========     =========     ========
PER SHARE DATA:
    Basic earnings (loss) per share...............    $    (0.08)     $    0.59    $     0.83    $    (0.18)   $    0.40
    Diluted earnings (loss) per share.............         (0.08)          0.56          0.80         (0.18)        0.40

    Weighted average shares outstanding - basic ..         3,274          3,284         3,229         3,209        3,209
    Weighted average shares outstanding - diluted          3,274          3,426         3,353         3,209        3,272

BALANCE SHEET DATA:
    Working capital...............................    $   16,058      $  20,210     $  18,741     $  16,313      $17,613
    Total assets..................................        56,456         51,925        43,174        36,149       35,704
    Short-term debt...............................         4,900          4,000            -             -            -
    Long-term debt, including current maturity....         7,196          9,561           112           148          147
    Stockholders' equity..........................        22,577         23,207        20,938        18,203       18,782
--------------

(a) On August 1, 1997, the Company acquired Wink Davis. On February 6, 1998, the Company acquired TMC.

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

GENERAL

    The Company's revenues are generated primarily from its distribution of textile equipment (principally knitting equipment and, to a lesser extent, from the sale of parts used in such equipment and the sale of used equipment) and commercial laundry equipment and services (principally commercial washers and dryers and, to a lessor extent, the sale of parts used in such equipment and related services). The Company began operating in the laundry equipment and services segment with the purchase of Wink Davis on August 1, 1997.

RESULTS OF OPERATIONS

YEAR ENDED JULY 3, 1999 COMPARED TO YEAR ENDED JUNE 27, 1998

    NET REVENUES. Net revenues increased to approximately $101.4 million for the year ended July 3, 1999, an increase of $10.5 million (or 11.6%) from the prior year. Revenues substantially increased in the knitted fabric line, yarn processing line and Wink Davis. Knitted fabric sales increased by $15.5 million due primarily to sales of equipment for producing seamless garments. Yarn processing revenues totaled $7.8 million; the line began operations in the current fiscal year. Wink Davis, which had twelve months operations in the current year as compared to only eleven in the prior year, had increased revenues of $4.6 million. These increases were offset by decreased revenues of hosiery equipment. Hosiery revenues decreased by approximately $18.1 million, primarily due to lower demand for open toe equipment.

    COST OF SALES. Cost of sales as a percentage of revenues increased unfavorably to 84.4% of revenues for the current fiscal year as compared to 81.5% in the prior year. The increase is due to generally lower margins on hosiery and yarn processing equipment. Hosiery margins decreased due to lower demand for the open toe equipment being sold by the company in fiscal 1999. Many customers delayed major purchases of new equipment in anticipation of new closed toe technology. This technology was actually introduced early in fiscal 2000. Gross margins on yarn processing equipment were also generally lower than the Company's historical product lines. These yarn processing sales were on backorder at the time Speizman assumed operations.

    SELLING EXPENSES. Selling expenses increased by $780,000 (or 11.2%) to $7.7 million in fiscal 1999 as compared to $6.9 million in the prior fiscal year. The increase is primarily due to additional sales expenses of yarn processing equipment, which began operations in August 1999 and, to a lesser extent, sales expenses of TMC. These increases were offset by lower commissions relating to decreased volumes of hosiery equipment sales.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses totaled approximately $7.4 million, an increase of $1,686,000 (or 29.5%) from the prior year. One significant reason for the increase is inclusion of a full year's operations for the Company's subsidiaries. TMC had twelve months operations in fiscal 1999 as compared to only four months of fiscal 1998. Similarly, Speizman Yarn commenced operations beginning on August 1, 1998 in the current fiscal year. Other increases were due to higher salary expenses and bad debts offset partially by no bonuses for fiscal 1999.


    INTEREST EXPENSE. In fiscal 1999, interest expense was approximately $1,103,000 million as compared to about $988,000 in the prior year. The increase is due to higher balances on the Company's line of credit and interest expenses on the recently added obligation under capital lease.

    TAXES (BENEFIT) ON INCOME (LOSS). The benefit for income taxes was $126,000 for the current year, a rate of 33.3% of the net loss as compared to the 1998 effective rate of 39.7%.

    NET LOSS. Net loss for the year was $253,000 or $0.08 per share basic and diluted. In the prior year, net income was $1,933,000 or $0.59 per share basic and $0.56 per share diluted.

YEAR ENDED JUNE 27, 1998 COMPARED TO YEAR ENDED JUNE 28, 1997

    NET REVENUES. Net revenues in fiscal 1998 were $90.9 million as compared to $79.1 million in fiscal 1997, an increase of $11.8 million or 14.9%. This increase is primarily due to the acquisition of Wink Davis on August 1, 1997. Wink Davis recognized revenues in fiscal 1998 of $23.7 million. Additional components of the increase include $2.0 million increase from sales of TMC products (acquired on February 6, 1998) and an increase of $0.7 million in parts sales, offset by an $10.8 million decrease in hosiery related equipment, a $1.6 million decrease in knitted fabric equipment and a decrease of $2.2 million in products no longer represented, including sweater, and garment wet processing equipment.

    COST OF SALES. In fiscal 1998 cost of sales were $74.0 million an increase of $8.1 million from $65.9 million in fiscal 1997. Cost of sales as a percentage of revenues decrease to 81.5% in fiscal 1998 as compared to 83.3% in fiscal 1997. This decrease results from higher margins on hosiery related parts and equipment and the exclusion of lower margin liquidations of products discontinued in 1997. This decrease in cost of sales as a percentage of revenues was slightly offset by lower margins on Wink Davis sales.

    SELLING EXPENSES. Selling expenses increased to $6.9 million in fiscal 1998 as compared to $5.7 million in fiscal 1997. This net increase of $1.1 million results from increased selling expenses of $1.8 million at Wink Davis and TMC, offset by decreases of $443,000 in textile equipment related salaries and commissions and other decreases in letter of credit expenses, professional fees, advertising and other expense decreases generally related to lower overall sales volume of textile machinery.

    GENERAL AND ADMINISTRATIVE. General and administrative expense increased in fiscal 1998 to $5.7 million from $3.0 million in fiscal 1997. This increase results primarily from additional administrative expenses of $1.7 million of Wink Davis and TMC, and amortization expenses of $405,000.

    INTEREST EXPENSE. Interest expense is expressed net of interest income. In fiscal 1998, net interest expense was $1.0 million. This significant increase in interest expense is related directly to the debt funded acquisitions of Wink Davis and TMC and capitalized leases.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company has a credit facility with Bank of America, opened on August 1, 1997, in conjunction with the purchase of Wink Davis, amended on February 6, 1998, in conjunction with the purchase of TMC and expiring on July 31, 2000. This facility furnished term loan financing for these acquisitions and also provides a line of credit for direct borrowings and issuance of documentary letters of credit. The line of credit provides up to $38.3 million, subject to current collateral balances, including up to a maximum of $8.5 million for direct borrowings, with the balance available for documentary letters of credit and term debt. Amounts outstanding under the line of credit bear interest at the greater of prime plus 1.0% or the Federal Funds Rate plus 1.5% for base rate loans and the Eurodollar Rate plus 2.0% for Eurodollar loans. In connection with this line of credit, the Company granted a security interest in accounts receivable and inventory, as defined in the loan agreement.

    Working capital at July 3, 1999 was $16.0 million as compared to $20.2 million at June 27, 1998 a decrease of $4.2 million. Operating activities in fiscal 1999 provided $3.0 million in cash. In fiscal 1998, operating activities used $1.3 million of cash. In fiscal 1999, $2.7 million of funds were used by investing activities, primarily related to the new office and warehouse space. Financing activities used $1.8 million, primarily related to debt payments and purchases of treasury stock. In fiscal 1998, significant funds were used in investing activities, primarily the purchases of Wink Davis and TMC for $9.5 million and $1.8 million respectively. Funds for these acquisitions were provided from financing activities, primarily through the issuance of $8.3 million in long term notes and $4.0 million of borrowings on the revolving line of credit.

SEASONALITY AND OTHER FACTORS

    There are certain seasonal factors that may affect the Company's business. Traditionally, manufacturing businesses in Italy close for the month of August, and the Company's domestic hosiery customers close for one week in July. Consequently, no shipments or deliveries, as the case may be, of machines distributed by the Company that are manufactured in Italy are made during these periods which fall in the Company's first quarter. In addition, manufacturing businesses in Italy generally close for two weeks in December, during the Company's second quarter. Fluctuations of customer orders or other factors may result in quarterly variations in net revenues from year to year.

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

    At July 3, 1999, the Company had contracts maturing through June 2000 to purchase approximately 93.2 billion lira for approximately $49.3 million, which approximates the spot rate on that date.

YEAR 2000 COMPLIANCE

    Many computer systems and other electronic equipment with embedded microprocessors were designed to recognize only the last two digits of the year. With the arrival of the Year 2000 ("Y2K"), these systems and microprocessors may encounter operating problems due to their inability to distinguish years after 1999 from years preceding 1999. As a result, the Company has been identifying, rectifying or replacing computer systems or other electronic component that are not Y2K compliant. Examples of equipment the company has been analyzing include its primary accounting system, other information systems and various support equipment, the products distributed by the company and other products and services procured by the Company.

    The Company has reviewed its primary information system. In the fall of 1998 the Company upgraded this system by increasing two digit date fields to four digits. Costs incurred in this project were not significant. Presently, all subsidiaries (Wink Davis, TMC and Speizman Yarn) and Speizman Industries use this system for all primary accounting functions. All known issues in the primary accounting system relating to Y2K have been resolved. In the spring of 1999 Wink Davis was converted to this information system from their previous system which was not Y2K compliant. At the time of the purchase of Wink Davis on August 1, 1997, management planned to integrate Wink Davis' information system into the existing system used by Speizman Industries. This integration project, which was not accelerated due to the Y2K issue, cost approximately $ 125,000. These costs were expensed in fiscal 1999.

    The Company does use various other information systems and electronic support equipment such as telephone and voice mail systems, computer programs and computer equipment. The Company is currently in the process of making these non-critical systems Y2K compliant and the Company anticipates that this will be done by the end of November 1999. These systems will be upgraded through a combination of modifications done by Company staff and various software patches from major vendors of telecommunications equipment. Costs incurred in these projects are not expected to be significant.

    A substantial portion of the equipment distributed by the Company has computerized controls and features. However, to the Company's knowledge, no operating features are dependent on time or date functions. Additionally, the Company has received similar assurances from its major suppliers.

    The Company is reliant on material vendors, suppliers and customers to ensure that the Company for a number of critical operations. We are unable to control the actions of others with respect to their Year 2000 compliance. However, our material suppliers and service providers are large companies within their industries and have much at stake in ensuring their own compliance. We have questioned significant third parties regarding compliance and to date have not been advised of any major non-compliance issues. Non-compliance by any of these companies could have a materially adverse impact on the Company. We will continue this process and in the Fall of 1999 the Company will develop appropriate contingency plans.

    The estimates and conclusions in this description of the Y2K issue contain forward-looking statements and are based on management's estimates of future events.

NEW ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS No. 133), as amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management is presently assessing the impact of the adoption of SFAS No. 133 on its consolidated financial statements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    Included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The response to this Item 10 is set forth in part under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the remainder is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held November 18, 1999 (the "1999 Proxy Statement") under the sections captioned "Election of Directors," "Certain Information Regarding the Board of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which sections are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    The response to this Item 11 is set forth in the 1999 Proxy Statement under the section captioned "Executive Compensation and Related Information," which section, other than the subsections captioned "Report of the Compensation Committee and the Stock Option Committee on Executive Compensation" and "Comparative Performance Graph," is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The response to this Item 12 is set forth in the 1999 Proxy Statement under the section captioned "Stock Ownership of Certain Beneficial Owners and Management," which section is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The response to this Item 13 is set forth in the 1999 Proxy Statement under the section captioned "Certain Transactions," which section is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) The following documents are included as part of the Annual Report on Form 10-K:

1.   FINANCIAL STATEMENTS:
                                                                                                             Page
                                                                                                             ----
Report of Independent Certified Public Accountants ...............................................            F-1
Consolidated Balance Sheets - July 3, 1999 and June 27, 1998......................................            F-2
Consolidated Financial Statements for each of the three years in the periods ended July 3, 1999,
    June 27, 1998 and June 28, 1997:
      Consolidated Statements of Operations ......................................................            F-3


      Consolidated Statements of Stockholders' Equity ............................................            F-4
      Consolidated Statements of Cash Flows ......................................................            F-5
Summary of Accounting Policies ...................................................................            F-6
Notes to Consolidated Financial Statements .......................................................            F-8

2.   FINANCIAL STATEMENT SCHEDULES:
                                                                                                             Page
                                                                                                             ----
Report of Independent Certified Public Accountants................................................            S-1
Schedule II - Valuation and Qualifying Accounts...................................................            S-2


3.   EXHIBITS:

     The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, and are incorporated herein by reference.

     (b) Reports on Form 8-K

         none.

                                   SIGNATURES

         Pursuant to the requirements of Section 131 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SPEIZMAN INDUSTRIES, INC.

Date:   September 30, 1999

                                       By:  /s/ Robert S. Speizman
                                            ------------------------------------

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

               Signatures                                 Title                                   Date
               ----------                                 -----                                   ----

/s/ Robert S. Speizman                     Chairman of the Board, President                September 30, 1999
------------------------------------       and Director (Principal Executive
Robert S. Speizman                         Officer)


/s/ Josef Sklut                            Director                                       September 30, 1999
------------------------------------
Josef Sklut

/s/ Steven P. Berkowitz                    Director                                       October 1, 1999
------------------------------------
Steven P. Berkowitz


/s/ William Gorelick                       Director                                       September 30, 1999
------------------------------------
William Gorelick


/s/ Scott C. Lea                           Director                                       October 1, 1999
------------------------------------
Scott C. Lea

                            [BDO SEIDMAN LETTERHEAD]



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


         To the Board of Directors and Stockholders
         Speizman Industries, Inc.



         We have audited the accompanying consolidated balance sheets of SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES as of July 3, 1999 and June 27, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES at July 3, 1999 and June 27, 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 3, 1999, in conformity with generally accepted accounting principles.




         Charlotte, North Carolina                             BDO Seidman, LLP
         August 30, 1999

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                              July 3,              June 27,
                                                                                                1999                 1998
                                                                                                ----                 ----
        ASSETS
        Current:
            Cash and cash equivalents.................................................. $       642,167         $    2,193,329
            Accounts receivable (Notes 1, 2 and 7).....................................      21,138,563             19,817,834
            Inventories (Notes 3 and 7)................................................      16,360,366             15,934,745
            Prepaid expenses and other current assets..................................       6,140,919              3,381,855
                                                                                          -------------          -------------
               TOTAL CURRENT ASSETS....................................................      44,282,015             41,327,763
                                                                                           ------------           ------------
        Property and Equipment:  (Notes 5 and 7)
            Building and leasehold improvements........................................       4,449,204              2,487,275
            Machinery and equipment....................................................       1,610,559              1,825,959
            Furniture, fixtures and transportation equipment...........................       1,726,918              1,341,728
                                                                                            -----------           ------------
                                                                                              7,786,681              5,654,962
            Less accumulated depreciation and amortization.............................      (1,972,975)            (1,685,147)
                                                                                             ----------            -----------
               NET PROPERTY AND EQUIPMENT..............................................       5,813,706              3,969,815
                                                                                             ----------           ------------
        Other  long-term assets........................................................         689,902                517,352
        Goodwill, net of accumulated amortization (Notes 4 and 14).....................       5,670,410              6,110,410
                                                                                             ----------            -----------
                                                                                           $ 56,456,033          $  51,925,340
                                                                                            ===========             ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current:
            Note payable - bank line of credit (Note 7) ...............................   $   4,900,000         $    4,000,000
            Accounts payable...........................................................      15,069,201             10,809,976
            Customers' deposits........................................................       5,280,271              2,158,512
            Accrued expenses...........................................................       1,434,229              2,188,557
            Current maturities of long-term liabilities (Note 5 and 8).................       1,540,273              1,960,817
                                                                                          -------------            -----------
               TOTAL CURRENT LIABILITIES...............................................      28,223,974             21,117,862
        Long-term debt (Note 8)........................................................       3,800,000              5,725,000
        Obligation under capital lease (Notes 5 and 8) ................................       1,855,341              1,875,612
                                                                                            -----------            -----------
               TOTAL LIABILITIES.......................................................   $  33,879,315          $  28,718,474
                                                                                            -----------             ----------

        Commitments and Contingencies (Notes 1, 5, 10, 11, 12, 13 and 14)

        Stockholders' Equity (Notes 9 and 10):
            Common Stock - par value $.10; authorized 20,000,000
                  shares, issued 3,369,506, outstanding 3,228,706; and
               issued 3,357,406, outstanding 3,319,806, respectively ..................         336,951                335,741
            Additional paid-in capital.................................................      12,935,886             12,889,546
            Retained earnings..........................................................       9,890,704             10,143,226
                                                                                           ------------            -----------
               Total...................................................................      23,163,541             23,368,513
            Treasury stock, at cost, 140,800 shares and 37,600 shares..................        (586,823)              (161,647)
                                                                                           ------------            -----------
               TOTAL STOCKHOLDERS' EQUITY..............................................      22,576,718             23,206,866
                                                                                             ----------             ----------
                                                                                          $  56,456,033          $  51,925,340
                                                                                             ==========             ==========

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          Year Ended
                                                                 -------------------------------------------------------------
                                                                      July 3,             June 27,            June 28,
                                                                      1999                  1998                1997
                                                                      ----                  ----                ----

  NET REVENUES (Note 1)........................................  $  101,412,128        $  90,886,285       $ 79,103,225
                                                                    -----------           ----------         ----------
  COSTS AND EXPENSES:
      Cost of sales............................................      85,563,543           74,033,817          65,934,696
      Selling expenses.........................................       7,724,174            6,944,079           5,810,360
      General and administrative expenses......................       7,399,792            5,713,697           3,045,269
                                                                  -------------          -----------         -----------
          Total costs and expenses.............................     100,687,509           86,691,593          74,790,325
                                                                    -----------           ----------          ----------
                                                                        724,619            4,194,692           4,312,900
  INTEREST (INCOME) EXPENSE, net of  interest
      income of $91,586, $102,968 and $113,137 ................       1,103,141              988,377             (17,651)
                                                                    -----------          -----------          ----------
  NET INCOME (LOSS) BEFORE TAXES...............................        (378,522)           3,206,315           4,330,551
  TAXES (BENEFIT) ON INCOME (Note 6)                                   (126,000)           1,273,000           1,645,000
                                                                    -----------           ----------         -----------

  NET INCOME (LOSS)............................................  $     (252,522)        $  1,933,315        $  2,685,551
                                                                   ============           ==========         ===========

  Earnings (loss) per share:
      Basic ...................................................       $   (0.08)            $   0.59            $   0.83
      Diluted .................................................           (0.08)                0.56                0.80

  Weighted average shares outstanding:
      Basic ...................................................       3,274,435            3,284,278           3,228,745
      Diluted .................................................       3,274,435            3,425,899           3,353,419


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                           Accumulated
                                                               Additional                     Other
                                     Common        Common       Paid-In        Retained   Comprehensive     Treasury    Stockholders
                                     Shares         Stock       Capital        Earnings      Income           Stock         Equity
                                   -----------   ----------    -----------     --------      ------         ----------  -----------
   BALANCE, JUNE 30, 1996         3,236,199     $ 323,620     $12,459,965   $ 5,524,360   $   (5,223)     $  (99,797)   $18,202,925
   Net  income.................           -             -               -     2,685,551            -               -      2,685,551
   Exercise of stock options...      26,667         2,667          52,334             -            -               -         55,001
   Foreign currency translation
       adjustment..............           -             -               -             -       (5,777)              -        (5,777)
                                  ---------     ---------     -----------   -----------   -   -------     -  --------   -----------
   BALANCE, JUNE 28, 1997         3,262,866       326,287      12,512,299     8,209,911      (11,000)        (99,797)    20,937,700
   Net  income.................           -             -               -     1,933,315            -               -      1,933,315
   Exercise of stock options...      94,540         9,454         275,547             -            -               -        285,001
   Purchase of treasury stock .           -             -               -             -            -         (61,850)       (61,850)
   Foreign currency translation
       adjustment..............           -             -               -             -       11,000               -         11,000
   Tax effect of exercise of
       stock options...........           -             -         101,700             -            -               -        101,700
                                  ---------     ---------     -----------   -----------       -------        --------   -----------
   BALANCE, JUNE 27, 1998         3,357,406       335,741      12,889,546    10,143,226            -        (161,647)    23,206,866
   Net loss                               -             -               -      (252,522)           -               -       (252,522)
   Exercise of stock options         12,100         1,210          46,340             -            -               -         47,550
   Purchase of treasury stock             -             -               -             -            -        (425,176)      (425,176)
                                  ---------    ----------     -----------   -----------   ----------      ----------    -----------
   BALANCE, JULY 3, 1999          3,369,506    $   336,951    $ 12,935,886  $ 9,890,704   $        -      $ (586,823)   $22,576,718
                                  =========    ===========    ============  ===========   ==========      ==========    ===========




          See accompanying summary of accounting policies and notes to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year Ended
                                                                   -----------------------------------------------------
                                                                       July 3,            June 27,            June 28,
                                                                        1999                1998                1997
                                                                   -------------       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .........................................      $    (252,522)       $  1,933,315       $   2,685,551
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
  Gain (loss) on disposal of fixed assets ...................              3,560              (4,980)                  -
  Depreciation and amortization .............................          1,366,938           1,193,295             484,152
  Provision for losses on accounts receivable................            394,127             189,545             214,521
  Provision for inventory obsolescence.......................            400,000             275,000             154,133
  Provision for deferred income taxes........................           (366,000)           (187,000)           (121,000)
  Provision for deferred compensation........................            (91,344)                379             (25,220)
  Foreign currency translation adjustment....................                  -              11,000              (5,777)
  (Increase) decrease in:
      Accounts receivable....................................         (1,714,856)          5,304,947          (9,129,210)
      Inventories............................................           (825,621)           (337,132)         (1,484,715)
      Prepaid expenses and other current assets..............         (2,653,614)            613,281            (471,947)
  Increase (decrease) in:
      Accounts payable.......................................          4,259,225          (9,302,942)          4,211,199
      Accrued expenses and customers' deposits...............          2,458,775            (985,393)            114,895
                                                                   -------------       --------------      -------------
  Net cash provided by (used in) operating activities........          2,978,668          (1,296,685)         (3,373,418)
                                                                   -------------       -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Wink Davis Equipment Company, Inc. .........                  -          (9,467,677)                  -
  Acquisition of Todd Motion Controls, Inc. .................                  -          (1,841,304)                  -
  Capital expenditures.......................................         (2,976,464)          ( 470,221)           (846,845)
  Proceeds from property and equipment disposals.............            290,075              76,304              27,125
                                                                   -------------       -------------       -------------
      Net cash used in investing activities..................         (2,686,389)        (11,702,898)           (819,720)
                                                                   -------------       -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit agreement ................            900,000           4,000,000                   -
  Principal payments on long term debt.......................         (2,365,815)         (1,162,773)            (11,052)
  Issuance of common stock upon exercise of stock options....             47,550             285,001              55,001
  Purchase of treasury stock ................................           (425,176)            (61,850)                  -
  Proceeds from issuance of long term notes due to bank .....                  -           8,300,000                   -
                                                                   -------------       -------------       -------------
      Net cash provided by (used in) financing activities....         (1,843,441)         11,360,378              43,949
                                                                   -------------       -------------       -------------
NET INCREASE (DECREASE) IN CASH AND
  CASH  EQUIVALENTS..........................................         (1,551,162)        ( 1,639,205)         (4,149,189)
CASH AND CASH EQUIVALENTS, at beginning of year..............          2,193,329           3,832,534           7,981,723
                                                                   -------------        ------------       -------------
CASH AND CASH EQUIVALENTS, at end of year....................      $     642,167       $   2,193,329        $  3,832,534
                                                                    ============        ============         ===========

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
       The consolidated financial statements of Speizman Industries, Inc. and subsidiaries (collectively the "Company") include all of its subsidiaries, all of which are wholly owned. All material intercompany transactions (domestic and foreign) have been eliminated. The financial statements of the Company's United Kingdom subsidiary were translated from pounds sterling to U.S. dollars in accordance with generally accepted accounting principles. The United Kingdom subsidiary was liquidated on June 28, 1997. Wink Davis Equipment Company, Inc. ("Wink Davis") was acquired on August 1, 1997. Todd Motion Controls, Inc. ("TMC") was acquired on February 6, 1998. Speizman Yarn Equipment Co., Inc. ("Speizman Yarn") began operations on August 1, 1998.

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

FOREIGN EXCHANGE CONTRACTS
       The Company enters into foreign currency contracts to reduce the foreign currency exchange risks. Foreign currency hedging contracts obligate the Company to buy a specified amount of a foreign currency at a fixed price in specific future periods. Realized and unrealized gains and losses are recognized in net income in the period of the underlying transaction. As of July 3, 1999, the Company had contracts maturing through June 2000 to purchase approximately 93.2 billion Lira for approximately $49.3 million, which approximates the spot rate on that date.

TAXES ON INCOME
       Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Income tax expense will increase or decrease in the same period in which a change in tax rates is enacted.

INCOME (LOSS) PER SHARE
       Basic net income per share includes no dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the net income of the Company which consists of stock options (using the treasury stock method).

FISCAL YEAR
       The Company maintains its accounting records on a 52-53 week fiscal year. The fiscal year ends on the Saturday closest to June 30. The year ending July 3, 1999 included 53 weeks. Years ending June 27, 1998 and June 28, 1997 included 52 weeks.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                  SUMMARY OF ACCOUNTING POLICIES - (CONTINUED)


ADVERTISING
       The Company expenses advertising costs as incurred. Total advertising expense approximated $145,000, $97,000 and $95,000 for fiscal years 1999, 1998 and 1997, respectively.

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

RECLASSIFICATIONS
       Certain reclassifications were made to the prior years' financial statements to conform to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS
       Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS No. 133), as amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management is presently assessing the impact of the adoption of SFAS No. 133 on its consolidated financial statements.

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

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS AND CREDIT RISK CONCENTRATION

       The Company is engaged in the distribution of machinery for the textile and commercial laundry industries. With operations in the United States, Canada, Mexico and formerly the United Kingdom, the Company primarily sells to customers located within the United States. Export sales from the United States were approximately $13,941,000, $15,992,000 and $12,433,000 during fiscal 1999, 1998 and 1997, respectively. There were no export sales by the Canadian operations or the commercial laundry operations.

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

       A substantial amount of the Company's revenues are generated from the sale of sock knitting and other machines manufactured by Lonati, S.p.A. and one of its wholly owned subsidiaries (Santoni). Sales by the Company in the United States and Canada of machines manufactured by Lonati, S.p.A., generated the following percentages of the Company's net revenues: 22.5% in 1999, 41.1% in 1998 and 60.1% in 1997. In addition, sales of Santoni machines in the United States and Canada generated 20.3%, 5.3%, and 7.0% of the Company's net revenues in fiscal 1999, 1998 and 1997, respectively. In 1999, there were no sales to customers in excess of 10% of revenues. In 1998, sales to one customer approximated 12% of revenues. In 1997, approximately 11% and 10% of revenues consisted of sales to the Company's two largest customers. Generally, the customers contributing the most to the Company's net revenues vary from year to year.

NOTE 2 -- ACCOUNTS RECEIVABLE

       Accounts receivable are summarized as follows:
                                                                             July 3, 1999     June 27, 1998
                                                                             ------------     -------------
       Trade receivables.................................................     $  21,784,879    $ 20,671,045
       Less allowance for doubtful accounts..............................          (646,316)       (853,211)
                                                                               ------------      ----------
       Net accounts receivable...........................................     $  21,138,563    $ 19,817,834
                                                                               ============      ==========

NOTE 3 -- INVENTORIES

       Inventories are summarized as follows:
                                                                             July 3, 1999     June 27, 1998
                                                                             ------------     -------------
       Machines
            New..........................................................    $  4,049,057       $ 3,051,280
            Used.........................................................       6,213,301         6,414,845
       Parts and supplies................................................       6,098,008         6,468,620
                                                                              -----------       -----------
       Total  ...........................................................    $ 16,360,366       $15,934,745
                                                                               ==========        ==========

NOTE 4 - GOODWILL

       Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets and is amortized on a straight-line basis over fifteen years. Goodwill is net of accumulated amortization of $767,500 at July 3, 1999 and $327,500 at June 27, 1998.




                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 5 -- LEASES

       The Company conducts its operations from leased real properties, which include offices, warehouses and a manufacturing facility.

       The former primary operating facility of the textile operations and corporate offices is leased from a partnership in which Mr. Robert S. Speizman, the Company's President, has a 50% interest. In April 1999, the Company relocated these functions to a newly renovated facility. Warehouse space at the former location continues to be leased on a monthly basis pending completion (projected as December 1999) of additional warehouse space at the new facility. Lease payments to the partnership approximated $336,000, $356,000 and $356,000 in fiscal years 1999, 1998 and 1997, respectively.

       In April 1999, several textile machinery warehouses and the corporate offices were located into a new facility. This new facility is leased from The Speizman LLC, a limited liability company owned by Mr. Speizman, his wife and their children. This lease, which extends through October 2012, has been accounted for as a capital lease. Lease payments to the LLC, net of sublease payments received in 1998 from the former lessor, approximated $659,000 in fiscal 1999 and $307,000 in fiscal 1998.

       SFAS No. 13, ACCOUNTING FOR LEASES, states that if the fair value of the land is 25% or more of the total fair value, the land and building elements should be accounted for separately. Accordingly, the company recognizes two components of this lease. The portion of the lease payments applicable to the land is treated as an operating lease. Under SFAS No. 13, the annual rental rate attributable to the land is calculated using the fair value of the land at the Company's incremental borrowing rate. The remaining portion of the minimum lease payments are attributed to the building component. The building component is treated as a capital lease with an imputed interest rate based on the fair value of the building, lease term and the allocated building component of the lease payments. The capital lease components applicable to the building are:

       Lease term........................................................   180 months
       Allocated value of the building  .................................   $ 1,900,000
       Portion of monthly lease payments allocated to building  .........     $  40,500
       Imputed interest rate.............................................           25%

       The Speizman LLC is adding an additional 100,000 square feet of warehouse space to the facilities currently being leased. This construction is expected to be completed in December 1999. Speizman Industries, Inc. expects to lease this property also, at which time the Company will consolidate the remaining textile equipment warehouses to this single location.

       The primary operating facility and certain sales offices of the laundry equipment and services operations are leased from a partnership in which Mr. C. Alexander Davis, President of Wink Davis, has a 50% interest. The leases extend through 2001. Lease payments to the partnership were approximately $216,000 and $216,000 in fiscal 1999 and 1998, respectively.

       As of July 3, 1999, future net minimum lease payments under capital and operating leases that have initial or remaining noncancelable term in excess of one year are as follows:

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                                   Capital             Operating
                                                                                     Lease                Leases
                                                                                  ---------             ---------
       2000   ...........................................................          $486,000            $  684,588
       2001   ...........................................................           486,000               404,102
       2002   ...........................................................           486,000               255,740
       2003   ...........................................................           486,000               165,705
       2004   ...........................................................           486,000               115,339
       Beyond                                                                     4,050,000               364,936
                                                                                  ---------             ---------
            Total minimum lease payments ................................     $   6,480,000            $1,990,410
                                                                                                        =========
            Less amount representing interest............................        (4,604,386)
                                                                                -----------
            Present value of net minimum lease payments (see Note 8).....         1,875,614
                                                                                ===========

       The following summarizes property held under capital leases:

                                                                                    Capital
                                                                                      Lease
                                                                                   --------
       Building .........................................................     $   1,900,000
       Less accumulated depreciation  ...................................          ( 75,586)
                                                                              -------------
                                                                              $   1,824,414
                                                                              =============

       Total rent expense for operating leases approximated $1,634,000, $1,369,000 and $1,022,000 in fiscal years 1999, 1998 and 1997, respectively.

NOTE 6-- TAXES (BENEFIT) ON INCOME

       Provisions (benefit) for federal and state income taxes in the consolidated statements of operations are made up of the following components:

                                                                  1999            1998             1997
                                                                  ----            ----             ----
       Current:
           Federal......................................       $  158,000     $ 1,206,000     $  1,482,000
           State........................................           82,000         251,000          282,000
           Foreign......................................                -           3,000            2,000
                                                             ------------    ------------     ------------
                                                                  240,000       1,460,000        1,766,000
                                                             ------------    ------------     ------------
       Deferred:
           Federal......................................         (325,000)       (152,000)         (87,000)
           State........................................          (41,000)        (35,000)         (34,000)
                                                             ------------    ------------     ------------
                                                                 (366,000)       (187,000)        (121,000)
                                                             ------------    ------------     ------------

       Total taxes (benefit) on income..................      $  (126,000)    $ 1,273,000     $  1,645,000
                                                             ============-   -===========      ===========

       Deferred tax benefits and liabilities are provided for the temporary differences between the book and tax bases of assets and liabilities. Deferred tax assets (liabilities) are reflected in the consolidated balance sheets as follows:

                                                                            July 3, 1999    June 27, 1998
                                                                            ------------    -------------
       Net current assets................................................   $    866,000     $    647,000
       Net noncurrent assets.............................................        294,000          147,000
                                                                            ------------       ----------
                                                                            $  1,160,000     $    794,000
                                                                            ============     ============

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


       Principal items making up the deferred income tax assets (liabilities) are as follows:

                                                                                       Year Ended
                                                                             --------------------------------
                                                                                July 3,         June 27,
                                                                                  1999            1998
                                                                              ----------       ---------
       Inventory valuation reserves.................................          $  271,000      $  195,000
       Depreciation.................................................            (206,000)       (110,000)
       Deferred compensation........................................             280,000               -
       Deferred charges and other...................................              34,000         161,000
       Inventory capitalization ....................................             400,000         224,000
       Accounts receivable reserves.................................             238,000         324,000
       Net operating loss carryforwards.............................             143,000               -
                                                                              ----------       ---------
           Net deferred tax asset...................................          $1,160,000      $  794,000
                                                                              ==========       =========

Deferred taxes include a net operating loss carry forward of approximately $385,000 which may be utilized to offset future taxable income. Utilization of these carryforwards is limited to approximately $90,000 per year and these carryforwards expire in 2019.

       The Company's effective income tax rates are different than the U.S. Federal statutory tax rate for the following reasons:

                                                                              1999       1998       1997
                                                                              ----       ----       ----
     U.S. Federal statutory tax rate...................................       34.0%      34.0%      34.0%
     State income taxes, net of federal income tax benefit.............       (6.0)       5.1        4.3
     Non-deductible expenses...........................................      (31.1)       1.2        1.5
     Foreign tax rates.................................................        -          -         (0.8)
     Effective change in tax regulation................................       33.0        -          -
     Other.............................................................        3.4       (0.6)      (1.0)
                                                                             -----       ----      -----
     Effective tax rate................................................       33.3%      39.7%      38.0%
                                                                              ====       ====       ====

NOTE 7 -- LINE OF CREDIT

         The Company has a credit facility with Bank of America, opened on August 1, 1997, in conjunction with the purchase of Wink Davis, amended on February 6, 1998, in conjunction with the purchase of TMC and expiring on July 31, 2000. This facility furnished term loan financing for these acquisitions and also provides a line of credit for direct borrowings and issuance of documentary letters of credit. The credit facility provides up to $38.3 million, subject to current collateral balances, including up to a maximum of $8.5 million for direct borrowings, with the balance available for documentary letters of credit and term debt. Amounts outstanding under the line of credit bear interest at the greater of prime plus 1.0% or the Federal Funds Rate plus 1.5% for base rate loans and the Eurodollar Rate plus 2.0% for Eurodollar loans. At July 3, 1999, the Company had borrowed $4,900,000 under this line of credit. $4,000,000 was fixed under a 30-day Eurodollar facility expiring July 28, 1999 bearing interest of 7.14%. The remaining $900,000 bears interest of 9.0%.

       The credit facility contains certain covenants that require, among other things, the Company to maintain levels of current assets to current liabilities, working capital, tangible net worth, restrictions on dividends, and certain fixed charge coverage. The credit facility is secured by accounts receivable and inventory.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 8 -- LONG-TERM DEBT

       Long-term debt consists primarily of a term loan with Bank of America and an obligation under capital lease with the Speizman LLC.

       The term loan with Bank of America provided $8.3 million used for financing the acquisitions of Wink Davis and TMC. The repayment schedule requires quarterly principal payments of $380,000, a single annual prepayment calculated as a percentage of the prior year's adjusted earnings, and the balance due on the loan's expiration date, July 31, 2000. The Company expects to refinance the loan prior to the expiration date.

       The term loan agreement permits the Company to select either a base interest rate or a Eurodollar interest rate plus 2.0%. The base interest is the greater of prime plus 1.0% or the Federal Funds Effective Rate plus 1.5%. At July 3, 1999, $5,300,000 of the term loan was borrowed under the Eurodollar selection bearing interest at 7.096% and the balance of $20,000 was borrowed under the base rate selection bearing interest at 9.0%.

       The term loan agreement requires that the Company enter an interest rate swap agreement for a portion of the outstanding principal. The swap agreement is an interest rate hedge which, in effect, converts the interest rate from a variable to a fixed rate over a three-month period. At July 3, 1999, $5,300,000 was fixed at an interest rate of 7.096% through September 10, 1999.

       The obligation under the capital lease represents the building component of the Company's lease of its corporate offices and textile machinery warehouses. The obligation is based on allocated monthly principal and interest payments of $40,500, for fifteen years ending October 2012 at an imputed interest rate of 25%.

       Long-term debt consists of:

                                                               July 3, 1999                 June 27, 1998
                                                     ----------------------------------------------------
                                                                  Total                        Total
                                                                  -----                        -----
Term loan......................................           $      5,320,000             $      7,670,000
Obligation under capital lease (see Note 5)....                  1,875,614                    1,891,429
                                                                 ---------                  -----------
Total..........................................                  7,195,614                    9,561,429
Current maturities.............................                 (1,540,273)                  (1,960,817)
                                                                ----------                   ----------
                                                          $      5,655,341             $      7,600,612
                                                              ============                  ===========

       Annual maturities of long-term debt (assuming no debt refinancing) excluding capital lease obligations are:

       2000 ...................................               $  1,520,000
       2001 ...................................                  3,800,000
                                                                 ---------
                                                              $  5,320,000
                                                                ==========

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 9 -- STOCK OPTIONS

       The Company has reserved 125,000, 250,000 and 450,000 shares of Common Stock under employee stock plans adopted in 1981, 1991 and 1995, respectively. As of July 3, 1999, options to purchase 4,000, 77,885 and 358,500 were outstanding under the 1981, 1991 and 1995 Plans, respectively. Currently, outstanding options become exercisable in two to four years from the grant date. All options, subject to certain exceptions with regard to termination of employment and the percentage of outstanding shares of common stock owned, must be exercised within ten (10) years of the grant date. The option price under the 1981 and 1991 Plans, subject to certain exceptions, may not be less than 100% of the fair market value per share of Common Stock on the date of the grant of the option or 110% of such value for persons who control 10% or more of the voting power of the Company's stock on the date of the grant. The option price under the 1995 Plan is not limited and may be less than 100% of the fair market value on the date of the grant. A summary of employee stock option transactions and other information for 1999, 1998, and 1997 follows:

                                                                                Year Ended
                                          ---------------------------------------------------------------------------------------
                                                          Weighted                       Weighted                      Weighted
                                             July 3,      Average         June 27,        Average        June 28,      Average
                                               1999      Price/Sh.         1998          Price/Sh.         1997       Price/Sh.
                                          -----------                 -----------                     -----------
Shares under option, beginning of year....  460,385         $4.81         466,925          $4.17          334,092        $3.13
Options granted...........................        -             -          88,000           6.31          159,500         6.00
Options exercised.........................  (12,100)         3.93         (94,540)          3.01          (26,667)        2.06
Options expired...........................   (7,900)         4.90               -              -                -            -
                                             ------          ----     -----------         -------     -----------     --------
Shares under option, end of year..........  440,385       $  4.83         460,385        $  4.81          466,925      $  4.17
                                            =======          ====     ===========         ======      ===========       ======
Options exercisable.......................  379,803                       236,410                         141,668
                                            =======                   ===========                     ===========
Prices of options exercised............... $3.00 to                    $.75 to                         $2.063
                                           $4.50                       $5.50
Prices of options outstanding, end of      $.75 to                     $.75 to                         $.75 to
year...................................... $6.31                       $6.31                           $6.00

       The Company has reserved 15,000 shares of Common Stock under a non-employee directors stock option plan adopted in 1995. Each option granted under the Plan becomes exercisable in cumulative increments of 50% and 100% on the first and second anniversaries of the date of the grant, respectively, and subject to certain exceptions must be exercised within ten (10) years from the date of the grant. The option price equals the fair market value per share of Common Stock on the date of the grant. Options to purchase 12,000 shares were granted and outstanding at the end of the year at a price of $2.88 to $6.13.

       A summary of non-employee directors stock option and other information for 1999, 1998 and 1997 follows:

                                                                              Year Ended
                                            --------------------------------------------------------------------------------
                                                           Weighted                   Weighted                    Weighted
                                              July 3,       Average      June 27,      Average     June 28,       Average
                                                1999       Price/Sh.        1998      Price/Sh.       1997       Price/Sh.
                                             --------      ---------     --------     ---------    --------      ---------
Shares under option, beginning of year....     9,000        $ 4.81         6,000       $ 4.16       3,000          $ 2.88
Options granted...........................     3,000          6.00         3,000         6.13       3,000            5.44
Options exercised.........................         -             -             -          -             -               -
Options expired...........................         -             -             -          -             -               -
                                                   -         ------     --------       ----        -------         ------
Shares under option, end of year..........    12,000       $  5.11         9,000      $  4.81       6,000         $  4.16
                                              ======         =====      ========       ======      ======          ======
Options exercisable.......................     7,500                       4,500                     1,500
                                               =====                    ========                   =======
Prices of options exercised...............         -                           -                         -
Prices of options outstanding, end of
year......................................  $2.88 to                    $2.88 to                   $2.88 to
                                            $6.13                       $6.13                      $5.44

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

       The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS No. 123). Accordingly, no compensation cost has been recognized for the stock option plans. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants: expected lives of 10.0 years, expected volatility of 0.574, risk-free interest rate of 6.5% and dividend yield of 0.0%.

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

                                                                   Year Ended              Year Ended
                                                                  July 3, 1999         June 27, 1998
                                                                  ------------         -------------
         Pro forma net income (loss)  ........................     $(646,994)              $1,480,353
         Pro forma basic earnings (loss) per share ...........        $(0.20)                   $0.45
         Pro forma diluted earnings (loss)  per share ........         (0.20)                    0.43

         The following table summarizes information about stock options outstanding at July 3, 1999:

         Range of exercise prices                                                 $0.75 to $6.31
         Outstanding options
             Number outstanding.............................................           452,385
             Weighted average remaining contractual life (years)............               6.2
             Weighted average exercise price................................             $4.84
         Exercisable options
             Number outstanding.............................................           387,303
             Weighted average exercise price................................             $4.72

NOTE 10 -- STOCK REDEMPTION AGREEMENTS

       The Company has an agreement with its principal stockholder whereby, upon his death, the Company is obligated to redeem a portion of the stock in the Company held by his estate. The redemption price for common stock is to be the fair market value of common stock, less 5%, plus any accrued dividends. In no case will the Company pay out more than the amount of life insurance proceeds received by the Company as a result of the death of the stockholder, nor will the Company redeem a number of shares that would reduce the principal holder's estate's percentage of the outstanding common stock of the Company to less than 16%.

       At July 3, 1999, there were 334,000 common shares covered by the above agreement. The face value of life insurance carried by the Company under this agreement amounts to $1,150,000.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 11 -- DEFERRED COMPENSATION PLANS

       The Company has deferred compensation agreements with three employees providing for payments amounting to $3,371,580 upon retirement and from $1,546,740 to $2,181,600 upon death prior to retirement. One agreement, as modified, has been in effect since 1972, the second agreement was effective October 1989 and the third agreement effective June 1999. The earliest of the agreements matured in December 1998. The agreements provide for monthly payments on retirement or death benefits over fifteen year periods. The agreements are funded under trust agreements whereby the Company pays to the trust amounts necessary to pay premiums on life insurance policies carried to meet the obligations under the deferred compensation agreements.

Charges to operations applicable to those agreements were approximately $113,000, $50,000 and $49,000 for the fiscal years 1999, 1998 and 1997, respectively.

NOTE 12 -- EMPLOYEES' RETIREMENT PLAN

       The Company adopted a 401(k) retirement plan, effective October 1, 1989, for all qualified employees of the Company to participate in the plan. Employees may contribute a percentage of their pretax eligible compensation to the plan, and the Company matches 50% (25% prior to September 13, 1996) of each employee's contribution up to 4% of pretax eligible compensation. The Company's matching contributions totaled approximately $160,000, $107,000 and $47,000 in fiscal years 1999, 1998 and 1997, respectively.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

       The Company had outstanding commitments backed by letters of credit of approximately $11,825,000 and $8,220,000 at July 3, 1999 and June 27, 1998,
respectively, relating to the purchase of machine inventory for delivery to customers.

       In the normal course of business, the Company is often named in various lawsuits. The Company vigorously defends such lawsuits, none of which are expected to have a material impact on operations, either individually or in the aggregate.

NOTE 14 - BUSINESS ACQUISITIONS AND EXPANSION

       On August 1, 1997, the Company acquired all of the outstanding stock of Wink Davis, a Georgia corporation. The acquisition was accounted for as a purchase and accordingly, Wink Davis' results for the eleven months since the date of acquisition are included in the consolidated financial statements for the year ended June 27, 1998. The aggregate purchase price was approximately $9,468,000. There is a possible additional conditional payment of up to $1.5 million in cash over a five-year period based on certain pre-tax earnings calculations. The aggregate purchase price, which was financed through available cash resources, borrowings on the revolving line of credit and issuance of a term loan, has been allocated to the assets acquired based upon their respective fair market values. The excess of the purchase price over assets acquired (goodwill) approximated $4,344,000 and is being amortized over fifteen years.

       On February 6, 1998, the Company acquired all of the outstanding stock of TMC, a North Carolina corporation. For financial statement purposes the acquisition was accounted for as a purchase and, accordingly, TMC's results are included in the consolidated financial statements since the date of acquisition. The aggregate purchase price was approximately $1,841,000. The aggregate purchase price, which was financed through available cash resources, borrowings on the revolving line of credit and issuance of a term loan, has been allocated to the assets acquired based upon their respective fair market values. The excess of the purchase price over assets acquired (goodwill) approximated $2,094,000 and is being amortized over fifteen years.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


       On August 1, 1998, the Company was granted the exclusive United States and Canadian distribution rights of the Marzoli product line manufactured by Fratelli Marzoli & C. SpA, an Italian corporation. As part of its agreement with Fratelli Marzoli & C. SpA, the Company assumed the operations of the current offices, showrooms and personnel. Fratelli Marzoli & C. SpA manufactures equipment used in the yarn processing industry. Prior to the Company's receipt of distribution rights, Fratelli Marzoli & Co. SpA distributed its products in the United States through its wholly-owned subsidiary, Marzoli International, Inc., a domestic corporation based in Spartanburg, South Carolina.

NOTE 15 - SEGMENT INFORMATION

       During fiscal 1999, the Company adopted Standard of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE and RELATED INFORMATION (SFAS No. 131). SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Adoption of SFAS No. 131 did not alter the Company's reportable segments.

       The Company operates primarily in two segments of business, textile equipment and laundry equipment and services. Prior to the acquisition of Wink Davis on August 1, 1997, the Company operated only in the textile segment. TMC is included in the textile equipment classification. The table below summarizes financial data by segment.

                                                                               July 3, 1999          June 27, 1998
                                                                               ------------          -------------
         Total revenues for the year ended
              Textile equipment                                                $ 73,140,182             $67,229,741
              Laundry equipment and services                                     28,271,946              23,656,544
                                                                              -------------            ------------
                                                                             $  101,412,128           $  90,886,285
                                                                              =============            ============
         Depreciation and amortization
              Textile equipment                                                 $   920,770              $  705,153
              Laundry equipment and services                                        446,168                 488,142
                                                                              -------------            ------------
                                                                                $ 1,366,938            $  1,193,295
                                                                              =============            ============

         Income before interest and taxes for the year ended
              Textile equipment                                                 $   631,887             $ 3,915,662
              Laundry equipment and services                                         92,732                  81,720
                                                                              -------------            ------------
                                                                                 $  724,619             $ 3,997,382
                                                                              =============            ============

         Total assets as of
              Textile equipment                                                $ 42,554,774             $40,635,527
              Laundry equipment and services                                     13,901,259              11,289,813
                                                                              -------------            ------------
                                                                              $  56,456,033             $51,925,340
                                                                              =============            ============

NOTE 16 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                       Year Ended
                                                                ---------------------------------------------------------
                                                                    July 3,            June 27,           June 28,
                                                                     1999                1998               1997
                                                                     ----                ----               ----
Cash paid during year for:
  Interest (including capitalized interest of  $392,098
  and $118,119 in 1999 and 1998, respectively)...............   $   1,686,815        $  1,091,973      $     101,315
  Income taxes...............................................         758,212           1,381,196          1,440,696

       A capital lease obligation of $1,900,000 was incurred in 1998 when the Company entered into a lease for its corporate offices and warehouses.

                            [BDO SEIDMAN LETTERHEAD]




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Speizman Industries, Inc.


The audits referred to in our report dated August 30, 1999, relating to the consolidated financial statements of Speizman Industries, Inc. and subsidiaries which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



Charlotte, North Carolina                                       BDO Seidman, LLP
August 30, 1999

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS



COLUMN A                                        COLUMN B       COLUMN C       COLUMN D              COLUMN E        COLUMN F
--------                                        --------       --------       --------              --------        --------
                                               BALANCE AT     CHARGED TO     CHARGED TO            DEDUCTIONS        BALANCE
                                               BEGINNING       COSTS AND        OTHER                 FROM           AT END
DESCRIPTION                                    OF PERIOD       EXPENSES       ACCOUNTS              RESERVES        OF PERIOD
-----------                                    ---------       --------       --------              --------        ---------
Fiscal year ended June 28, 1997:
    Reserve for doubtful accounts..........      $259,956        $233,671     $       -             $  19,150      $474,477
                                                 --------         -------      ---------             --------       -------
    Reserve for inventory obsolescence.....      $508,970        $154,133     $       -              $241,629       $421,474
                                                  -------         -------      ---------            - -------      - -------
Fiscal year ended June 27, 1998:
    Reserve for doubtful accounts..........      $474,477        $247,631      $ 189,189    (a)     $  58,086       $853,211
                                                  -------         -------       --------             --------        -------
    Reserve for inventory obsolescence.....      $421,474        $275,000     $       -              $189,288       $507,186
                                                  -------         -------      ---------              -------        -------
Fiscal year ended July 3, 1999:
    Reserve for doubtful accounts..........      $853,211        $394,127     $       -              $601,022       $646,316
                                                  -------         -------      ---------              -------        -------
    Reserve for inventory obsolescence.....      $507,186        $400,000     $       -              $171,670       $735,516
                                                  -------         -------      ---------              -------        -------
--------------------

(a)  Purchase price adjustment for Wink Davis.

                            SPEIZMAN INDUSTRIES, INC.
                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                             DESCRIPTION OF EXHIBIT
   ------                             ----------------------

  3.1 Certificate of Incorporation of Speizman Industries, Inc. (the "Company"). (Incorporated by reference to Exhibit 3.1 contained in the Company's Registration Statement on Form S-1 (the "1993 Form S-1"), registration number 33-69748, filed with the Securities and Exchange Commission (the "Commission") on September 30, 1993, and amendments thereto.)
  3.2 Certificate of Amendment to Certificate of Incorporation of the Company, dated December 4, 1978. (Incorporated by reference to
               Exhibit 3.2 contained in the 1993 Form S-1.)
  3.3 Certificate of Amendment to Certificate of Incorporation of the Company, dated February 8, 1993. (Incorporated by reference to
               Exhibit 3.3 contained in the 1993 Form S-1.)
  3.4 Certificate of Amendment of Certificate of Incorporation of the Company, dated January 31, 1997.
  3.5 Bylaws of the Company, as amended November 7, 1978. (Incorporated by reference to Exhibit 3.6 contained in the 1993 Form S-1.)
  4.1 Certificate of Incorporation of the Company as currently in effect (included as Exhibits 3.1 through 3.5). (Incorporated by reference to Exhibit 4.1 contained in the 1993 Form S-1.)
  4.2 Bylaws of the Company, as amended November 7, 1978. (Incorporated by reference to Exhibit 4.2 contained in the 1993 Form S-1.)
  4.3          Specimen Common Stock Certificate. (Incorporated by reference to
               Exhibit 4.3 contained in the 1993 Form S-1.)
  10.1 Agency Agreement between the Company and Lonati, S.r.l., Brescia, Italy ("Lonati"), dated January 2, 1992, relating to the Company's distribution of machines in the United States. (Incorporated by reference to Exhibit 10.1 contained in the 1993 Form S-1.)
  10.2 Agency Agreement between the Company and Lonati, dated January 2, 1992, relating to the Company's distribution of machines in Canada. (Incorporated by reference to Exhibit 10.2 contained in the 1993 Form S-1.)
  10.3 Distribution Agreement by and between Company and Lonati, dated January 2, 1997, relating to the Company's distribution of circular knitting machines, ladies and men in Mexico. (Incorporated by reference to Exhibit 10.3 contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998, File No. 0-8544, filed with the Commission on September 25, 1998 (the "1998 Form 10-K").)
  10.4 Agency Agreement between the Company and Santoni, S.r.l., Brescia, Italy ("Santoni"), dated January 2, 1992 ("Santoni Agreement"). (Incorporated by reference to Exhibit 10.3 contained in the 1993 Form S-1.)
  10.5 Letter from Santoni relating to the Santoni Agreement, dated June 8, 1992. (Incorporated by reference to Exhibit 10.4 contained in the 1993 Form S-1.)
  10.6 Letter Agreement between the Company and Santoni relating to the Santoni Agreement, dated July 21, 1993. (Incorporated by reference to Exhibit 10.5 contained in the 1993 Form S-1.)
  10.7 Distributorship Agreement between the Company and Conti Complett, S.p.A., Milan, Italy, dated October 2, 1989. (Incorporated by reference to Exhibit 10.8 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994, File No. 0-8544, filed with the Commission on September 30, 1994 (the "1994 Form 10-K").)
  10.8 Exclusive Distributor Agreement between Speizman Yarn and Marzoli International, dated on or about July 15, 1998.
  10.9 Addendum to the Exclusive Distributor Agreement between Speizman Yarn and Marzoli International, dated June 6, 1999.
  10.10 Letter Agreement between Speizman Yarn Equipment, Inc. and Margasa, dated June 15, 1999.
  10.11 Letter Agreement between Speizman Yarn Equipment, Inc. and Meccanica Carresi, dated June 15, 1999.
  10.12 Split Dollar Insurance Agreement, dated January 15, 1992, between the Company and Richard A. Bigger, Jr., Successor Trustee of the Robert S. Speizman Irrevocable Insurance Trust. (Incorporated by reference to Exhibit 10.13 contained in the 1993 Form S-1.)
  10.13 First Amendment to Split Dollar Insurance Agreement, dated September 4, 1996, between the Company and Richard A. Bigger, Jr., Successor Trustee of the Robert S. Speizman Irrevocable Insurance Trust. (Incorporated by reference to Exhibit 10.16.1 contained in the Company's 1996 Form 10-K.)
  10.14 Lease Agreement between the Company and Speizman Brothers Partnership, dated as of December 12, 1990. (Incorporated by reference to Exhibit 10.14 contained in the 1993 Form S-1.)
  10.15 Lease Amendment and Extension Agreement between the Company and Speizman Brothers Partnership dated April 1, 1995. (Incorporated by reference to Exhibit 10.18 contained in the Company's 1995 Form 10-K.)

  10.16        Second Lease Amendment and Extension Agreement between the
               Company and Speizman Brothers Fifth Street Partnership (formerly
               Speizman Brothers Partnership), dated April 1, 1996.
               (Incorporated by reference to Exhibit 10.18.1 contained in the
               Company's 1996 Form 10-K.)
  10.17        Third Lease Amendment and Extension Agreement between the Company and Speizman Brothers Fifth Street Partnership, dated April 1,
               1998. (Incorporated by reference to Exhibit 10.16 contained in the Company's 1998 Form 10-K.)
  10.18        Letter agreement between the Company and Speizman Brothers Fifth
               Street Partnership, dated April 30, 1999.
  10.19        Lease Agreement by and between The Speizman LLC and Speizman
               Industries, Inc., dated as of October 29, 1997. (Incorporated by reference to Exhibit 10.17 contained in the Company's 1998 Form
               10-K.)
  10.20        First Amendment to Lease Agreement by and between The Speizman
               LLC and Speizman Industries, Inc., dated as of October 29, 1997, and executed July 22, 1998. (Incorporated by reference to Exhibit
               10.18 contained in the Company's 1998 Form 10-K.)
  10.21        Lease Agreement between the Company and The Speizman LLC
               regarding the 100,000 metal warehouse, dated June 23, 1999.
  10.22        Deed of Lease between Speizman Canada, Inc., and Metro II & III, undated, as renewed by letter agreement, dated February 17, 1992.
               (Incorporated by reference to Exhibit 10.19 contained in the 1993
               Form S-1.)
  10.23        Letter Agreement extending lease between Speizman Canada, Inc., and Metro II & III, dated October 21, 1994. (Incorporated by reference to Exhibit 10.20 contained in the Company's 1995 Form
               10-K.)
  10.24        Memorandum of Agreement of Extension of Lease between Speizman
               Canada, Inc., and Metro II & III, dated November 21, 1995.
               (Incorporated by reference to Exhibit 10.20.1 contained in the
               Company's 1996 Form 10-K.)
  10.25        Memorandum of Agreement of Extension of Lease between Speizman
               Canada, Inc., and Metro II & III, dated January 29, 1997.
               (Incorporated by reference to Exhibit 10.17 contained in the
               Company's Annual Report on Form 10-K for fiscal year ended June
               27, 1997, File No. 0-8544, filed with the Commission on September
               26, 1997 (the "1997 Form 10-K").)
  10.26        Memorandum of Agreement of Extension of Lease between Speizman
               Canada, Inc., and Metro II & III, dated September 23, 1997.
               (Incorporated by reference to Exhibit 10.23 contained in the
               Company's 1998 Form 10-K.)
  10.27        Lease Renewal Agreement between Speizman Canada, Inc. and Metro
               II & III, dated January 11, 1999. (Incorporated by reference to
               Exhibit 10(d) contained in the Company's Quarterly Report on Form
               10-Q for quarter ended January 2, 1999, File No. 0-8544, filed with the Commission on February 16, 1999 (the "January 2, 1999
               Form 10-Q").)
  10.28        Letter agreement between Speizman Canada, Inc. and Metro II and
               III, dated July 13, 1999, terminating the Canada lease.
  10.29        Lease Agreement between the Company and Daniel H. Porter, dated
               August 17, 1995. (Incorporated by reference to Exhibit 10.26 contained in the Company's 1995 Form 10-K.)
  10.30        Extension of Lease Agreement between the Company and Daniel H.
               Porter, dated May 14, 1997. (Incorporated by reference to Exhibit
               10.25 contained in the Company's 1997 Form 10-K.)
  10.31        Lease Agreement between the Company and Kathryn B. Godley, dated
               March 5, 1996. (Incorporated by reference to Exhibit 10.27 contained in the Company's 1996 Form 10-K.)
  10.32        Lease Amendment and Extension between the Company and Kathryn B.
               Godley, dated August 16, 1999.
  10.33        Lease Agreement between the Company and Hans L. Lengers, LLC, dated February 15, 1996. (Incorporated by reference to Exhibit
               10.28 contained in the Company's 1996 Form 10-K.)
  10.34*       1981 Incentive Stock Option Plan of the Company. (Incorporated by
               reference to Exhibit 10.19 contained in the 1993 Form S-1.)
  10.35*       1991 Incentive Stock Option Plan and Amendment to 1981 Incentive
               Stock Option Plan of the Company. (Incorporated by reference to
               Exhibit 10.20 contained in the 1993 Form S-1.)
  10.36*       1991 Incentive Stock Option Plan, as Amended and Restated
               Effective September 20, 1993, of the Company. (Incorporated by
               reference to Exhibit 10.21 contained in the 1993 Form S-1.)
  10.37*       Speizman Industries, Inc. 1995 Stock Option Plan. (Incorporated
               by reference to Exhibit 4 to the Company's Registration Statement
               on Form S-8, registration number 333-06287, filed with the
               Commission on June 19, 1996.)
  10.38*       Speizman Industries, Inc. Nonqualified Stock Option Plan as
               amended on October 4, 1996. (Incorporated by reference to Exhibit
               99.1 to the Company's Registration Statement on Form S-8,
               registration no. 333-23503, filed with the Commission on March
               18, 1997.)
  10.39*       Speizman Industries, Inc. Nonqualified Stock Option Plan as
               amended on September 29, 1997. (Incorporated by reference to
               Exhibit 99.1 to the Company's Registration Statement on Form S-8,
               registration no. 333-46769, filed with the Commission on February
               24, 1998.)
  10.40*       Restated Deferred Compensation Agreement, dated May 22, 1989, between the Company and Josef Sklut, as
               amended by Amendment to Deferred Compensation Agreement, dated
               December 30, 1992 (the "Deferred Compensation Agreement").
               (Incorporated by reference to Exhibit 10.27 contained in the 1993
               Form S-1.)
  10.41*       Restated Trust Agreement, dated May 22, 1989, between the Company and First Citizens Bank and Trust Company, as amended by First
               Amendment to Trust Agreement dated December 30, 1992, relating to the Deferred Compensation Agreement. (Incorporated by reference to Exhibit 10.28 contained in the 1993 Form S-1.)
  10.42*       Deferred Compensation Agreement between the Company and James H.
               McCorkle, III, dated June 14, 1999.
  10.43*       Trust Agreement between the Company and First Citizens Bank and
               Trust Company, dated June 14, 1999.
  10.44*       Executive Bonus Plan of the Company, adopted February 2, 1990, as amended March 5, 1990. (Incorporated by reference to Exhibit
               10.29 contained in the 1993 Form S-1.)
  10.45*       Executive Bonus Plan of the Company, adopted July 20, 1993.
               (Incorporated by reference to Exhibit 10.30 contained in the 1993
               Form S-1.)
  10.46*       Resolutions of the Company's Board of Directors dated November
               15, 1995, extending Executive Bonus Plan adopted July 20, 1993.
               (Incorporated by reference to Exhibit 10.34 contained in the
               Company's 1995 Form 10-K.)
  10.47        Redemption Agreement between the Company and Robert S. Speizman, dated May 31, 1974, as amended by Modified Redemption Agreement, dated April 14, 1987, Second Modified Redemption Agreement, dated
               September 30, 1991, and Third Modified Redemption Agreement,
               dated as of July 14, 1993. (Incorporated by reference to Exhibit
               10.34 contained in the 1993 Form S-1.)
  10.48        Fourth Modified Redemption Agreement between the Company and
               Robert S. Speizman, dated September 14, 1994. (Incorporated by reference to Exhibit 10.36 contained in the Company's 1995 Form
               10-K).
  10.49        NationsBank of North Carolina, National Association $12,000,000
               Credit Facility for Speizman Industries, Inc., dated April 19,
               1994. (Incorporated by reference to Exhibit 10.45 contained in the 1994 Form 10-K.)
  10.50        1995 Consolidated Amendment Agreement to Loan Agreement and
               Related Documents dated May, 1995. (Incorporated by reference to
               Exhibit 10.38 contained in the Company's 1995 Form 10-K)
  10.51        1995 Second Consolidated Amendment Agreement to Loan Agreement
               and Related Documents, dated September 1, 1995. (Incorporated by reference to Exhibit 10.43 contained in the Company's 1996 Form
               10-K.)
  10.52        1995 Third Consolidated Amendment Agreement to Loan Agreement and
               Related Documents, dated October 31, 1995. (Incorporated by reference to Exhibit 10.44 contained in the Company's 1996 Form
               10-K.)
  10.53        1996 First Consolidated Amendment Agreement to Loan Agreement and
               Related Documents, dated May 15, 1996. (Incorporated by reference to Exhibit 10.45 contained in the Company's 1996 Form 10-K.)
  10.54        1996 Second Consolidated Amendment Agreement to Loan Agreement
               and Related Documents, dated June 26, 1996. (Incorporated by reference to Exhibit 10.46 contained in the Company's 1996 Form
               10-K.)
  10.55        1996 Third Consolidated Amendment Agreement to Loan Agreement and
               Related Documents, dated August 26, 1996. (Incorporated by reference to Exhibit 10.47 contained in the Company's 1996 Form
               10-K.)
  10.56        NationsBank $25,000,000 Amended and Restated Credit Facility,
               dated December 19, 1996. (Incorporated by reference to Exhibit
               10.47 contained in the Company's 1997 Form 10-K.)
  10.57        NationsBank $37,000,000 Amended and Restated Credit Facility,
               dated July 31, 1997. (Incorporated by reference to Exhibit 10.48 contained in the Company's 1997 Form 10-K.)
  10.58        NationsBank Letter increasing Term Loan by $1.3 million, dated
               February 4, 1998. (Incorporated by reference to Exhibit 10.55 contained in the Company's 1998 Form 10-K.)
  10.59        1998 First Amendment Agreement to $37,000,000 Amended and
               Restated Loan Agreement and Term Note dated as of February 6,
               1998. (Incorporated by reference to Exhibit 10(a) contained in the Company's January 2, 1999 Form 10-Q.)
  10.60        1998 Second Amendment Agreement to $37,000,000 Amended and
               Restated Loan Agreement and Term Note dated as of December 30,
               1998. (Incorporated by reference to Exhibit 10(b) contained in the Company's January 2, 1999 Form 10-Q.)
  10.61        1999 First Amendment Agreement to $37,000,000 Amended and
               Restated Loan Agreement and Term Note dated as of May 17, 1999.
  10.62        1999 Second Amendment Agreement to $37,000,000 Amended and
               Restated Loan Agreement and Term Note dated as of August 27,
               1999.
  10.63        1999 Third Amendment Agreement to $37,000,000 Amended and
               Restated Loan Agreement and Term Note dated as of September 27,
               1999.
  10.64        Stock Purchase Agreement, dated as of July 31, 1997, by and among
               Speizman Industries, Inc. and Wink Davis, Jr., C. Alexander
               Davis, Wingfield Austin Davis IIII, Taylor Ferrell Davis, Allison
               Davis Jabaley, Matthew Worley Davis, Amy Butler Davis and Kyle
               Alexander Davis. (Incorporated by reference to Exhibit 3
               contained in the Company's Current Report on Form 8-K, File No.
               0-8544, filed on August 14, 1997.)
  10.65        Dealer Agreement by and between Pellerin Milnor Corporation and
               Wink Davis Equipment Company, Inc. ("Wink Davis"), dated July 1,
               1989, relating to the Company's distribution of machines
               primarily in the southeastern United States and the Chicago,
               Illinois area. (Incorporated by reference to Exhibit 10.50 contained in
               the Company's 1997 Form 10-K.)
  10.66        Distributor Agreement by and between Chicago Dryer Corporation
               ("CDC") and Wink Davis, dated January 1, 1994, relating to the distribution of certain items of CDC's commercial laundry
               equipment. (Incorporated by reference to Exhibit 10.51 contained in the Company's 1997 Form 10-K.)
  10.67        Atlanta Commercial Board of Realtors Standard Commercial Lease
               Agreement by and among Davis Brothers Venture and Wink Davis, dated July 31, 1997 relating to the Atlanta, Georgia area.
               (Incorporated by reference to Exhibit 10.52 contained in the
               Company's 1997 Form 10-K.)
  10.68        Atlanta Commercial Board of Realtors Standard Commercial Lease
               Agreement by and among Davis Brothers Venture and Wink Davis, dated July 31, 1997 relating to the Charlotte, North Carolina area. (Incorporated by reference to Exhibit 10.53 contained in the Company's 1997 Form 10-K.)
  10.69        Atlanta Commercial Board of Realtors Standard Commercial Lease
               Agreement by and among Davis Brothers Venture and Wink Davis, dated July 31, 1997 relating to the Wooddale, Illinois area.
               (Incorporated by reference to Exhibit 10.54 contained in the
               Company's 1997 Form 10-K.)
  10.70        Atlanta Commercial Board of Realtors Standard Commercial Lease
               Agreement by and among Davis Brothers Venture and Wink Davis, dated July 31, 1997 relating to the Chester, Virginia area.
               (Incorporated by reference to Exhibit 10.55 contained in the
               Company's 1997 Form 10-K.)
  10.71        Letter Agreement by the Company and Wink Davis relating to the
               Charlotte, North Carolina, Richmond, Virginia and Chicago,
               Illinois locations, dated August 10, 1999.
  10.72        Earnout Agreement by and among Speizman Industries, Inc. and C.
               Alexander Davis, Amy Butler Davis, Taylor Ferrell Davis and Kyle
               Alexander Davis, dated July 31, 1997. (Incorporated by reference to Exhibit 10.56 contained in the Company's 1997 Form 10-K.)
  10.73        Stock Purchase Agreement, dated as of February 6, 1998, by and among Speizman Industries, Inc. and William H. Todd, Leon
               Locklear, Marion C. Todd and Joseph L. Collins. (Incorporated by
               reference to Exhibit 10.64 contained in the Company's 1998 Form
               10-K.)
  10.74        Lease Agreement by and between William H. Todd and wife, Jo Anne
               Todd and Todd Motion Controls, Inc., dated February 6, 1998, for the Reynolda facility. (Incorporated by reference to Exhibit
               10.65 contained in the Company's 1998 Form 10-K.)
  10.75        Agreement to Lease between Todd Motion Controls, Inc. and Douglas
               I. Cook, et al., dated September 1, 1996, for the Patterson
               Avenue facility. (Incorporated by reference to Exhibit 10.66 contained in the Company's 1998 Form 10-K.)
  10.76        Agreement to Lease between Todd Motion Controls, Inc. and Douglas
               I. Cook, et al., dated September 3, 1999, for the Patterson
               Avenue facility.
  21           List of Subsidiaries
  23           Consent of BDO Seidman
  27           Financial Data Schedule



* Represents a management contract or compensatory plan or arrangement of the Registrant.