Form 10-Q
period 1999-10-02
SPEIZMAN INDUSTRIES INC
filed 1999-11-16
CIK 92827

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999

                                       OR

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____

                           COMMISSION FILE NO. 0-8544

                            SPEIZMAN INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                  56-0901212
           -------------------------------                --------------------
           (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

                    701 GRIFFITH ROAD                             28217
            ------------------------------                ---------------------
              CHARLOTTE, NORTH CAROLINA                         (ZIP CODE)
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (704) 559-5777
                               ------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
                         -----------------------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
                           CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

               YES  [X]     NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                    OUTSTANDING AT
             CLASS OF COMMON STOCK                 NOVEMBER  5 , 1999
             ---------------------                 ------------------
            Par value $.10 per share                    3,228,706

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                      INDEX




                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements:

           Consolidated Condensed Balance Sheets.......................    3 - 4

           Consolidated Condensed Statements of Operations.............        5

           Consolidated Condensed Statements of Cash Flows.............        6

           Notes to Consolidated Condensed Financial Statements........        7

         Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations................   8 - 11


PART II. OTHER INFORMATION:

         Item 6.  Exhibits and reports on Form 8-K.....................       12

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                      October 2,         July 3,
                                                                         1999             1999
                                                                       ---------        ---------
                                                                     (Unaudited)      (Unaudited)
                                 ASSETS
CURRENT:
   Cash and cash equivalents                                           $  736,591         $ 642,167
   Accounts receivable, less allowances of
       $675,798 and $646,316                                           20,389,416        21,138,563
   Inventories                                                         18,665,537        16,360,366
   Prepaid expenses and other current assets                            6,115,572         6,140,919
                                                                        ---------         ---------
       TOTAL CURRENT ASSETS                                            45,907,116        44,282,015
                                                                       ----------        ----------

PROPERTY AND EQUIPMENT:
   Building and leasehold improvements                                  4,474,901         4,449,204
   Machinery and equipment                                              1,619,998         1,610,559
   Furniture, fixtures and transportation equipment                     1,754,225         1,726,918
                                                                        ---------         ---------
      Total                                                             7,849,124         7,786,681
   Less accumulated depreciation and amortization                       (2,166,405)      (1,972,975)
                                                                        ----------     ------------

       NET PROPERTY AND EQUIPMENT                                       5,682,719         5,813,706
                                                                        ---------         ---------

OTHER LONG-TERM ASSETS                                                    704,568           689,902
INTANGIBLES, NET OF ACCUMULATED AMORTIZATION                            5,560,410         5,670,410
                                                                        ---------         ---------

                                                                    $  57,854,813      $ 56,456,033
                                                                     ============       ===========

     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                     October 2,          July 3,
                                                                        1999               1999
                                                                     ---------          ---------
                                                                    (Unaudited)        (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Note payable - bank line of credit                                $11,300,000        $ 4,900,000
   Accounts payable                                                   10,250,028         15,069,201
   Customers' deposits                                                 4,316,816          5,280,271
   Accrued expenses                                                    2,209,472          1,434,229
   Current maturities of long-term debt                                1,541,568          1,540,273
                                                                       ---------          ---------

       TOTAL CURRENT LIABILITIES                                      29,617,884         28,223,974

Long-term debt                                                         3,420,000          3,800,000
Obligation under capital lease                                         1,849,436          1,855,341
                                                                       ---------          ---------
       TOTAL LIABILITIES                                              34,887,320         33,879,315
                                                                      ----------         ----------

STOCKHOLDERS' EQUITY:
   Common stock - par value $.10; authorized 20,000,000
      shares, issued 3,369,506, outstanding 3,228,706                    336,951            336,951
   Additional paid-in capital                                         12,935,886         12,935,886
   Retained earnings                                                  10,281,479          9,890,704
                                                                      ----------          ---------
      Total                                                           23,554,316         23,163,541

   Treasury stock, at cost, 140,800 shares                              (586,823)          (586,823)
                                                                      -----------      ------------
       TOTAL STOCKHOLDERS' EQUITY                                     22,967,493         22,576,718
                                                                      ----------         ----------

                                                                     $57,854,813        $56,456,033
                                                                      ==========         ==========

     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                    (Unaudited)
                                                            For the Three Months Ended
                                                      ---------------------------------------
                                                      October 2, 1999         October 3, 1998
                                                        (13 Weeks)              (14 Weeks)
                                                      ---------------          --------------

REVENUES                                               $  27,551,666           $  20,465,641
                                                        ------------            ------------

COSTS AND EXPENSES:
     Cost of sales                                        22,567,407              16,988,902
     Selling expenses                                      2,147,351               1,807,355
     General and administrative expenses                   1,796,343               1,730,385
                                                        ------------            ------------

        Total costs and expenses                          26,511,101              20,526,642
                                                         -----------             -----------

                                                           1,040,565                 (61,001)

NET INTEREST EXPENSE                                         386,790                 230,845
                                                        ------------            ------------

     Income (loss) before taxes on income                    653,775                (291,846)

TAXES (BENEFIT) ON INCOME                                    263,000                (110,000)
                                                          ----------             -----------

NET INCOME (LOSS)                                      $     390,775            $   (181,846)
                                                        ============             ===========

Basic earnings (loss) per share                            $   0.12               $   ( 0.05)
Diluted earnings (loss) per share                          $   0.12                   ( 0.05)

Weighted average shares outstanding:
    Basic                                                 3,228,706                3,311,020
    Diluted                                               3,290,707                3,311,020

     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        (Unaudited)
                                                                               For the Three Months Ended
                                                                            ---------------------------------
                                                                               10-02-99          10-03-98
                                                                             (13 Weeks)          (14 Weeks)
                                                                            --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                         $   390,775        $  (181,846)
Adjustments to reconcile net income (loss) to cash used
    by operating activities:
      Depreciation and amortization                                               364,269            296,879
      Provision for losses on accounts receivable                                  37,204             96,522
      Provision for inventory obsolescence                                        226,190             75,000
      Gain on disposal of assets                                                   (3,699)              (600)
      (Increase) decrease in:
        Accounts receivable                                                       711,943          3,472,938
        Inventories                                                            (2,531,361)        (1,772,304)
        Prepaid expenses and other current assets                                 (49,410)          (956,949)
        Other assets                                                               33,277           (250,300)
      Increase (decrease) in:
        Accounts payable                                                       (4,819,173)        (2,602,465)
        Accrued expenses and customers' deposits                                 (188,212)          (262,923)
                                                                            -------------       ------------
      Net cash used in operating activities                                    (5,828,197)        (2,086,048)
                                                                            -------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                          (97,606)           (90,898)
    Proceeds on sale of assets                                                      4,837              3,000
                                                                            -------------       ------------
      Net cash used in investing activities                                       (92,769)           (87,898)
                                                                            -------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on line of credit agreement                                      6,400,000          1,100,000
    Principal payments on long-term debt                                         (384,610)          (760,000)
    Purchase of treasury stock                                                          -            (78,206)
                                                                            -------------       ------------
      Net cash provided by financing activities                                 6,015,390            261,794
                                                                            -------------       ------------

NET INCREASE (DECREASE) IN CASH                                                    94,424         (1,912,152)
CASH AND CASH EQUIVALENTS at beginning of period                                  642,167          2,193,329
                                                                            -------------       ------------
CASH AND CASH EQUIVALENTS at end of period                                  $     736,591        $   281,177
                                                                            =============       ============

Supplemental Disclosures:
    Cash paid during period for:
      Interest                                                                    358,295            270,822
      Income taxes                                                                 10,639            273,850


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

           The accounting policies followed by the Registrant are set forth on page F-6 of the Registrant's Form 10-K for the fiscal year ended July 3, 1999, which is incorporated by reference.

Note 2.   Inventories

           Inventories consisted of the following:

                                                      October 2,          July 3,
                                                        1999               1999
                                                      -----------       -----------
                                                     (Unaudited)        (Unaudited)
           Machines                                   $12,616,192       $10,262,358
           Parts and supplies                           6,049,345         6,098,008
                                                      -----------       -----------
                Total                                 $18,665,537       $16,360,366
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

RESULTS OF OPERATIONS

Revenues increased by about $7.1 million to $27.6 million for the 13-week period ended October 2, 1999 as compared to the 14-week period ended October 3, 1998. Revenues for knitted fabric equipment, laundry products and used yarn processing equipment increased by approximately $6.6 million, $2.0 million and $1.1 million, respectively. These increases were offset by a decrease of about $3.1 million in sales of hosiery related equipment.

Cost of sales as a percentage of net revenues in the first fiscal quarter was 81.9% as compared to 83.0% for the same period of the prior fiscal year. This favorable shift is due primarily to increased operating efficiencies associated with higher sales volume. Service expenses represented approximately 6.5% of revenues in the current fiscal year as compared to 8.0% of revenues for the same period in the prior year.

Selling expenses increased to $2.1 million in the current fiscal year from $1.8 million in the prior fiscal year. The increase is primarily due to increased sales activities of yarn processing equipment operations.

General and administrative expenses for the quarter ended October 2, 1999 were about $1,796,000 as compared to $1,730,000 in the prior year.

Interest expense is shown net of interest income. Net interest expense in the current fiscal year was $387,000 as compared to $231,000 for the same period last year. This increase is due to higher borrowings on the bank line of credit and interest expense on the obligation under capital lease for the Company's new main facilities.

Income tax expense in the current fiscal year was $263,000 or 40.2% of net income before taxes. In the prior year, income tax benefit on the net operating loss was $110,000 or 37.7% of net income before taxes. The higher effective income tax rate in the current fiscal year is due to the unfavorable impact of certain non-deductible expenses.

Net income for the first quarter was $391,000 or $0.12 per share both basic and diluted. In the first quarter of the prior fiscal year, the net loss was $182,000 or $0.05 per share both basic and diluted.

OUTLOOK

The Company has received increased quantities, as compared to recent quarters, of circular knitting machinery used in the production of seamless garments and action wear. The Company anticipates a slowdown in new customer orders for this equipment as the market absorbs the large volume of machine shipments currently on backorder. The sock manufacturing industry is currently assessing the impact of new technology which enables hosiery manufacturers to automate their production processes by knitting in the toe as opposed to manually seaming. The Company has received many customer orders for this equipment and anticipates significant shipments to begin in the next quarter. The yarn processing equipment division's customers continue to face difficult business conditions, including foreign competition. The outlook for Wink Davis (laundry equipment, parts and services) remains substantially unchanged.

LIQUIDITY AND CAPITAL RESOURCES

At October 2, 1999, the Company's working capital was $16.3 million, as compared to $16.1 million at July 3, 1999, the end of the Company's previous fiscal year. The current ratio decreased to 1.55 from 1.57 over that same period.

Operating activities used approximately $5.8 million in the first quarter of the current fiscal year. In the same quarter of the prior fiscal year operating activities used about $2.1 million. In each of these years, a primary reason for cash usage is the decrease in accounts payable. Accounts payable typically decrease in August when the Company receives no new machine shipments.

Investing activities used $93,000 for the period ended October 2, 1999 and $88,000 for the same period last year.

For the first quarter of the current year, financing activities provided $6.0 million, primarily through borrowings on the line of credit. For the first quarter of the prior fiscal year financing activities provided $262,000.

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

YEAR 2000 COMPLIANCE

Many computer systems and other electronic equipment with embedded microprocessors were designed to recognize only the last two digits of the year. With the arrival of the Year 2000 ("Y2K"), these systems and microprocessors may encounter operating problems due to their inability to distinguish years after 1999 from years preceding 1999. As a result, the Company has been identifying, rectifying or replacing computer systems or other electronic components that are not Y2K compliant. Examples of equipment the Company has been analyzing include its primary accounting system, other information systems and various support equipment, the products distributed by the company and other products and services procured by the Company.

The Company has reviewed its primary information system. In the fall of 1998, the Company upgraded this system by increasing two digit date fields to four digits. Costs incurred in this project were not significant. Presently, all subsidiaries (Wink Davis, TMC and Speizman Yarn) and Speizman Industries use this system for all primary accounting functions. All known issues in the primary accounting system relating to Y2K have been resolved. In the spring of 1999, Wink Davis was converted to this information system from their previous system which was not Y2K compliant. At the time of the purchase of Wink Davis on August 1, 1997, management planned to integrate Wink Davis' information system into the existing system used by Speizman Industries. This integration project, which was not accelerated due to the Y2K issue, cost approximately $125,000. These costs were expensed in fiscal 1999.

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

The Company is reliant on material vendors, suppliers and customers for a number of critical operations. We are unable to control the actions of others with respect to their Year 2000 compliance. However, our material suppliers and service providers are large companies within their industries and have much at stake in ensuring their own compliance. We have questioned significant third parties regarding compliance and to date have not been advised of any major non-compliance issues. Non-compliance by any of these companies could have a materially adverse impact on the Company.

The estimates and conclusions in this description of the Y2K issue contain forward-looking statements and are based on management's estimates of future events.

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

            (a) Exhibits:

                10(a). 1999 Fourth Amendment Agreement to $37,000,000 Amended and Restated Loan Agreement and Term Note dated as of September 30, 1999

                27      Financial Data Schedule

            (b) Reports on Form 8-K:

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 SPEIZMAN INDUSTRIES, INC.
                                                      (Registrant)




Date:    November   16, 1999             /s/  Robert S. Speizman
       -----------------------           --------------------------------
                                              Robert S. Speizman
                                              President


Date:    November   16, 1999             /s/  James H. McCorkle, III
       -----------------------           --------------------------------
                                              James H. McCorkle, III
                                              CFO/Secretary-Treasurer