Form 10-Q
period 2000-01-01
SPEIZMAN INDUSTRIES INC
filed 2000-02-15
CIK 92827

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                           COMMISSION FILE NO. 0-8544

                            SPEIZMAN INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                        56-0901212
    ------------------------------                        -------------------
   (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)
             701 GRIFFITH ROAD                                   28217
    ------------------------------                        -------------------
      CHARLOTTE, NORTH CAROLINA                               (ZIP CODE)
    ------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (704) 559-5777
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                             YES  [X]            NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                     OUTSTANDING AT
     CLASS OF COMMON STOCK                          FEBRUARY 8, 2000
     ---------------------                          ----------------

     Par value $.10 per share                           3,250,928

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                      INDEX




                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements:

           Consolidated Condensed Balance Sheets.......................    3 - 4

           Consolidated Condensed Statements of Operations.............        5

           Consolidated Condensed Statements of Cash Flows.............        6

           Notes to Consolidated Condensed Financial Statements........    7 - 8

         Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations................   9 - 12


PART II. OTHER INFORMATION:

         Item 6.  Exhibits and reports on Form 8-K.....................       13

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            January 1,          July 3,
                                                               2000              1999
                                                           ------------     ------------
                                                           (Unaudited)       (Unaudited)
                                 ASSETS
CURRENT:
   Cash and cash equivalents                                 $  520,867        $ 642,167
   Accounts receivable, less allowances of
       $651,372 and $646,316                                 24,358,792       21,138,563
   Inventories                                               21,472,451       16,360,366
   Prepaid expenses and other current assets                  3,978,016        6,140,919
                                                           ------------     ------------
       TOTAL CURRENT ASSETS                                  50,330,126       44,282,015
                                                           ------------     ------------



PROPERTY AND EQUIPMENT:
   Building and leasehold improvements                        4,423,336        4,449,204
   Machinery and equipment                                    1,279,392        1,610,559
   Furniture, fixtures and transportation equipment           1,752,294        1,726,918
                                                           ------------     ------------
      Total                                                   7,455,022        7,786,681
   Less accumulated depreciation and amortization             (1,936,247)     (1,972,975)
                                                           ------------     ------------

       NET PROPERTY AND EQUIPMENT                             5,518,775        5,813,706
                                                           ------------     ------------

OTHER LONG-TERM ASSETS                                          843,402          689,902
INTANGIBLES, NET OF ACCUMULATED AMORTIZATION                  5,450,410        5,670,410
                                                           ------------     ------------

                                                           $ 62,142,713     $ 56,456,033
                                                           ============     ============

     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   January 1,           July 3,
                                                                      2000               1999
                                                                  ------------       ------------
                                                                  (Unaudited)         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable - bank line of credit                              $ 9,100,000        $ 4,900,000
   Accounts payable                                                 16,587,577         15,069,201
   Customers' deposits                                               3,407,719          5,280,271
   Accrued expenses                                                  2,541,000          1,434,229
   Current maturities of long-term debt                              1,542,941          1,540,273
                                                                  ------------       ------------

       TOTAL CURRENT LIABILITIES                                    33,179,237         28,223,974

Long-term debt                                                       3,040,000          3,800,000
Obligation under capital lease                                       1,843,318          1,855,341
                                                                  ------------       ------------
       TOTAL LIABILITIES                                            38,062,555         33,879,315
                                                                  ------------       ------------


STOCKHOLDERS' EQUITY:
   Common stock - par value $.10; authorized 20,000,000
      shares, issued 3,391,728 and outstanding 3,250,928;
       and issued 3,369,506, outstanding 3,228,706                     339,173            336,951
   Additional paid-in capital                                       13,043,663         12,935,886
   Retained earnings                                                11,284,145          9,890,704
                                                                  ------------       ------------
      Total                                                         24,666,981         23,163,541
   Treasury stock, at cost, 140,800 shares                             (586,823)         (586,823)
                                                                  ------------       ------------
       TOTAL STOCKHOLDERS' EQUITY                                   24,080,158         22,576,718
                                                                  ------------       ------------

                                                                  $ 62,142,713       $ 56,456,033
                                                                  ============       ============

     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                            (Unaudited)                     (Unaudited)
                                     For the Three Months Ended       For the Six Months Ended
                                    ----------------------------    ----------------------------
                                      01-01-00        01-02-99        01-01-00        01-02-99
                                     (13 Weeks)      (13 Weeks)      (26 Weeks)      (27 Weeks)
                                    ------------    ------------    ------------    ------------

REVENUES                            $ 32,888,309    $ 28,211,079    $ 60,439,975    $ 48,676,720
                                    ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
    Cost of sales                     26,430,964      24,449,934      48,998,371      41,438,836
    Selling expenses                   2,354,885       1,849,365       4,502,236       3,656,720
    General and administrative
      expenses                         2,051,011       2,039,395       3,847,354       3,769,780
                                    ------------    ------------    ------------    ------------
    Total costs and expenses          30,836,860      28,338,694      57,347,961      48,865,336
                                    ------------    ------------    ------------    ------------
                                       2,051,449        (127,615)      3,092,014        (188,616)
NET INTEREST EXPENSE                     402,783         266,901         789,573         497,746
                                    ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE
    TAXES ON INCOME                    1,648,666        (394,516)      2,302,441        (686,362)

TAXES (BENEFIT) ON
    INCOME                               646,000        (158,000)        909,000        (268,000)
                                    ------------    ------------    ------------    ------------

NET INCOME (LOSS)                   $  1,002,666    $   (236,516)   $  1,393,441    $   (418,362)
                                    ============    ============    ============    ============

Basic earnings (loss) per share     $       0.31    $      (0.07)   $       0.43    $      (0.12)
Diluted earnings (loss) per share           0.30           (0.07)           0.42           (0.12)

Weighted average shares
    Outstanding:
    Basic                              3,240,916       3,274,381       3,234,811       3,293,369
    Diluted                            3,304,404       3,274,381       3,297,313       3,293,369

     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                    (Unaudited)
                                                            --------------------------
                                                             For the Six Months Ended
                                                            --------------------------
                                                             01-01-00        01-02-99
                                                            (26 Weeks)      (27 Weeks)
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                       $ 1,393,441    $  (418,362)
Adjustments to reconcile net income (loss) to cash used
    by operating activities:
      Depreciation and amortization                             661,746        623,960
      Provision for inventory obsolescence                      301,190        150,000
      Gain on disposal of assets                                 (5,715)          (321)
      (Increase) decrease in:
        Accounts receivable                                  (3,220,229)    (3,978,968)
        Inventories                                          (5,413,275)    (1,592,810)
        Prepaid expenses and other current assets             2,162,903       (615,477)
        Other assets                                           (153,500)      (630,765)
      Increase (decrease) in:
        Accounts payable                                      1,518,376      4,487,901
        Accrued expenses and customers' deposits               (765,781)       775,165
                                                            -----------    -----------
      Net cash used in operating activities                  (3,520,844)    (1,199,677)
                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                       (147,374)      (211,012)
    Proceeds on sale of assets                                    6,274         10,500
                                                            -----------    -----------
      Net cash used in investing activities                    (141,100)      (200,512)
                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on line of credit agreement                4,200,000      1,350,000
    Principal payments on long-term debt                       (769,355)    (1,590,000)
    Issuance of common stock for stock options                  109,999           --
    Purchase of treasury stock                                     --         (188,590)
                                                            -----------    -----------
      Net cash provided by (used in) financing activities     3,540,644       (428,590)
                                                            -----------    -----------

NET DECREASE IN CASH                                           (121,300)    (1,828,779)
CASH AND CASH EQUIVALENTS at beginning of period                642,167      2,193,329
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS at end of period                  $   520,867    $   364,550
                                                            ===========    ===========

Supplemental Disclosures:
    Cash paid during period for:
      Interest                                              $   744,802    $   548,902
      Income taxes                                              432,900        313,850

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

Note 2.   Inventories

           Inventories consisted of the following:

                                    January 1,            July 3,
                                       2000                1999
                                   -----------          -----------
                                   (Unaudited)          (Unaudited)
              Machines             $15,311,273          $10,262,358
              Parts and supplies     6,161,178            6,098,008
                                   -----------          -----------
                   Total           $21,472,451          $16,360,366
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

Note 6.    Subsequent Event

           In February 2000, Speizman Industries and Fratelli Marzoli & C. SpA agreed to a settlement agreement terminating the Company's exclusive distribution rights in North America of new Marzoli yarn processing equipment, related parts and service. The Company had represented this line since August 1998. Because of low margins and high installation costs of new equipment, loss of this product line is not expected to have an adverse impact on future earnings. For the seventeen months Speizman represented Marzoli, the product line generated approximately $7.9 million of revenue and a net loss before tax of approximately $350,000.

           The Company is maintaining a presence in the yarn processing industry with used equipment sales and distribution agreements with other suppliers of yarn processing equipment.

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

RESULTS OF OPERATIONS

Revenues increased by approximately $4.7 million in the Company's second fiscal quarter of the current year as compared to the same period of the prior year. Revenues of knitted fabric equipment, which includes ladies seamless equipment, increased by $9.7 million. Revenues of Wink Davis, which includes laundry equipment, parts and services, increased by $2.2 million. Hosiery equipment revenues decreased by approximately $3.2 million. Revenues for yarn processing equipment also declined by about $3.6 million.

For the six-month period ended January 1, 2000, revenues increased by about $11.8 million over the same six-month period of the prior fiscal year. Similar to the quarterly changes, revenues increased by $16.3 million and $3.9 million in knitted fabric and laundry products, respectively. Revenues of hosiery machinery and yarn processing equipment decreased by $6.3 million and $2.0 million, respectively.

In the second quarter, cost of sales as a percentage of sales decreased to 80.4% as compared to 86.7% for the same period of the prior year. For the year to date cost of sales as a percentage of sales has decreased to 81.1% from 85.1%. These favorable decreases are directly attributable to the change in product mix. Margins for knitted fabric equipment remain favorable due to strong demand. Conversely, margins for hosiery equipment were lower due to lower overall volume and lessened demand directly attributable to anticipated future orders for closed toe equipment.

Selling expenses in the second quarter of fiscal 2000 were approximately $2.4 million, an increase of about $505,000 over the same quarter of the prior year. For the six-month period ending January 1, 2000, selling expenses increased to about $4.5 million as compared to approximately $3.7 million for the previous year. The increases are primarily due to higher salaries, commissions and bonuses related to increased overall sales.

For the quarter and six-month period ending January 1, 2000, general and administrative expenses were not significantly changed from comparable periods of the prior year. Increased bonus expenses in fiscal 2000 have been substantially offset by lower bad debt expenses.

Interest expense is shown net of interest income. Net interest expense increased to approximately $403,000 and $790,000 in the current quarter and current fiscal year, respectively. The increases of $136,000 and $292,000, respectively, were due primarily to higher borrowings on the bank line of credit and interest expense on the obligation under capital lease for the Company's new main facilities.

Net income for the second quarter was $1,003,000 or $0.31 per share basic and $0.30 per share diluted, as compared to a net loss of $237,000 or $0.07 per share basic and diluted for the comparable period last year. Year to date net income totaled approximately $1,393,000 or $0.43 per share basic and $0.42 per share diluted. Last year for the six-month period, the net loss was $418,000 or $0.12 per share basic and diluted.

OUTLOOK

Deliveries of knitted fabric equipment, primarily Santoni equipment for producing ladies' seamless garments have been very strong for two quarters. The Company has had some decrease for new orders of this equipment as the market absorbs the latest deliveries and remaining equipment on back order for future delivery. Demand for hosiery knitting equipment is generally weak due to anticipated development of closed toe equipment. Initial deliveries of this product are projected for later in the current fiscal year. The Company has distribution agreements with other manufacturers of equipment used in the yarn processing industry and continues to pursue other profitable agreements. The demand for laundry equipment and services is substantially unchanged from prior quarters.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at January 1, 2000 was $17.2 million as compared to $16.1 million at the end of the prior fiscal year. Over that same period, the current ratio decreased to 1.52 from 1.57.

Operating activities used about $3.5 million for the six-month period ending January 1, 2000 as compared to a usage of $1.2 million for the comparable period of the prior fiscal year. Primary reasons for the usage of cash are increases in accounts receivable and inventories offset partially by decreases in prepaid and other current assets and increases in accounts payable.

Investing activities were minimal, using approximately $141,000.

For the first two quarters of fiscal 2000, financing activities provided approximately $3.5 million. The primary source of financing in this period was borrowings on the Company's line of credit.

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

YEAR 2000 COMPLIANCE

As of the date of filing of this Form 10-Q, the Company has experienced no material impact to its business, including suppliers' and customers' operations, performance of electronic components of equipment distributed by the Company, or other parties. The Company will continue to monitor operations for possible issues related to Y2K.

                           PART II. OTHER INFORMATION



Item 6.   Exhibits and reports on Form 8-K

            (a)   Exhibits:

                 10(a). 1999 Fifth Amendment Agreement to $37,000,000 Amended and Restated Loan Agreement and
                             Term Note dated as of October 29, 1999

                 10(b). 1999 Sixth Amendment Agreement to $37,000,000 Amended and Restated Loan Agreement and
                             Term Note dated as of November 16, 1999

                 10(c). 2000 First Amendment Agreement to $37,000,000 Amended and Restated Loan Agreement and
                             Term Note dated as of January 26, 2000

                 10(d). Termination Letter of Distributor Agreement between the Company and Marzoli dated December 16, 1999

                 27          Financial Data Schedule

            (b)   Reports on Form 8-K:

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SPEIZMAN INDUSTRIES, INC.
                                                   (Registrant)




Date:      February 15, 2000               /s/  Robert S. Speizman
       ---------------------------         -----------------------------------
                                                 Robert S. Speizman
                                                 President


Date:     February 15, 2000                /s/  James H. McCorkle, III
       ---------------------------         -----------------------------------
                                                James H. McCorkle, III
                                                Secretary-Treasurer
                                                (Chief Financial Officer)