Form 10-Q
period 2000-03-31
SPEIZMAN INDUSTRIES INC
filed 2000-05-15
CIK 92827

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

                                       OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO  _____

                           COMMISSION FILE NO. 0-8544

                            SPEIZMAN INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                     56-0901212

   (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

          701 GRIFFITH ROAD                                   28217
           CHARLOTTE, NORTH CAROLINA                       (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (704) 559-5777
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

            YES  X                                  NO  ____
                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                             OUTSTANDING AT
    CLASS OF COMMON STOCK                                      MAY 5, 2000
    ---------------------                                      -----------

     Par value $.10 per share                                   3,252,428

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                      INDEX




                                                                                                         PAGE NO.
                                                                                                         --------
PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements:

           Consolidated Condensed Balance Sheets.................................................          3 - 4

           Consolidated Condensed Statements of Operations.......................................              5

           Consolidated Condensed Statements of Cash Flows.......................................              6

           Notes to Consolidated Condensed Financial Statements..................................          7 - 8

         Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations..........................................         9 - 13


PART II. OTHER INFORMATION:

         Item 6.  Exhibits and reports on Form 8-K...............................................             14




                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                             April 1,          July 3,
                                                                               2000             1999
                                                                             -------           -------
                                                                            (Unaudited)      (Unaudited)
                                  ASSETS
CURRENT:
   Cash and cash equivalents                                                   $ 242,650         $ 642,167
   Accounts receivable, less allowances of
       $628,528 and $646,316                                                  19,826,491        21,138,563
   Inventories                                                                19,321,284        16,360,366
   Prepaid expenses and other current assets                                   3,839,395         6,140,919
                                                                               ---------         ---------
       TOTAL CURRENT ASSETS                                                   43,229,820        44,282,015
                                                                              ----------        ----------



PROPERTY AND EQUIPMENT:
   Building and leasehold improvements                                         6,194,063         4,449,204
   Machinery and equipment                                                     1,464,861         1,610,559
   Furniture, fixtures and transportation equipment                            1,746,591         1,726,918
                                                                               ---------         ---------
      Total                                                                    9,405,515         7,786,681
   Less accumulated depreciation and amortization                             (2,147,925)       (1,972,975)
                                                                             -----------      ------------

       NET PROPERTY AND EQUIPMENT                                              7,257,590         5,813,706
                                                                               ---------         ---------

OTHER LONG-TERM ASSETS                                                           846,318           689,902
INTANGIBLES, NET OF ACCUMULATED AMORTIZATION                                   5,340,410         5,670,410
                                                                               ---------         ---------

                                                                            $ 56,674,138      $ 56,456,033
                                                                             ===========       ===========






     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                             April 1,         July 3,
                                                                               2000            1999
                                                                               -----           ----
                                                                           (Unaudited)      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable - bank line of credit                                        $ 7,200,000     $ 4,900,000
   Accounts payable                                                           12,573,041      15,069,201
   Customers' deposits                                                         3,800,271       5,280,271
   Accrued expenses                                                            1,712,080       1,434,229
   Current maturities of long-term liabilities                                 1,576,891       1,540,273
                                                                               ---------       ---------

       TOTAL CURRENT LIABILITIES                                              26,862,283      28,223,974

Long-term debt                                                                 2,660,000       3,800,000
Obligation under capital lease                                                 3,494,568       1,855,341
                                                                               ---------       ---------
       TOTAL LIABILITIES                                                      33,016,851      33,879,315
                                                                              ----------      ----------


STOCKHOLDERS' EQUITY:
   Common stock - par value $.10; authorized 20,000,000 shares, issued 3,393,228 and outstanding 3,252,428;
       and issued 3,369,506, outstanding 3,228,706                               339,323         336,951
   Additional paid-in capital                                                 13,045,200      12,935,886
   Retained earnings                                                          10,859,587       9,890,704
                                                                              ----------       ---------
      Total                                                                   24,244,110      23,163,541
   Treasury stock, at cost, 140,800 shares                                       (586,823)      (586,823)
                                                                            -------------   ------------
       TOTAL STOCKHOLDERS' EQUITY                                             23,657,287      22,576,718
                                                                              ----------      ----------

                                                                            $ 56,674,138    $ 56,456,033
                                                                             ===========     ===========





     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                           (Unaudited)                               (Unaudited)
                                                    For the Three Months Ended                For the Nine Months Ended
                                                    --------------------------                -------------------------
                                                     04-01-00             04-03-99             04-01-00             04-03-99
                                                    (13 Weeks)           (13 Weeks)           (39 Weeks)           (40 Weeks)
                                                    ----------           ----------           ----------           ----------
REVENUES                                          $ 23,372,530        $  22,714,726         $ 83,812,505        $  71,391,446
                                                   -----------          -----------          -----------         ------------

COSTS AND EXPENSES:
    Cost of sales                                   20,085,102           19,246,048           69,083,473           60,684,884
    Selling expenses                                 1,817,379            1,751,802            6,319,615            5,408,522
    General and administrative
      expenses                                       1,726,932            2,125,212            5,574,286            5,894,992
                                                  ------------         ------------         ------------         ------------
    Total costs and expenses                        23,629,413           23,123,062           80,977,374           71,988,398
                                                   -----------          -----------          -----------          -----------
                                                      (256,883)            (408,336)           2,835,131             (596,952)
NET INTEREST EXPENSE                                   416,675              268,867            1,206,248              766,613
                                                 -------------         ------------         ------------        -------------

INCOME (LOSS) BEFORE
    TAXES ON INCOME                                   (673,558)            (677,203)           1,628,883           (1,363,565)

TAXES (BENEFIT) ON
    INCOME                                            (249,000)            (233,000)             660,000             (501,000)
                                                  ------------         ------------         ------------         ------------

NET INCOME (LOSS)                                     (424,558)      $     (444,203)             968,883        $    (862,565)
                                                  ============         ============         ============         ============

Basic earnings (loss) per share                      $   (0.13)           $   (0.14)           $    0.30            $   (0.26)
Diluted earnings (loss) per share                    $   (0.13)               (0.14)           $    0.29                (0.26)

Weighted average shares
    Outstanding:
    Basic                                            3,251,178            3,273,773            3,240,227            3,288,441
    Diluted                                          3,251,178            3,273,773            3,299,864            3,288,441




     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                           (Unaudited)
                                                                            ---------------------------------------
                                                                                    For the Nine Months Ended
                                                                            ----------------------------------------
                                                                                  04-01-00               04-03-99
                                                                                 (39 Weeks)             (40 Weeks)
                                                                            -------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                       $          968,883     $         (862,565)
Adjustments to reconcile net income (loss) to cash used
    by operating activities:
      Depreciation and amortization                                                  1,055,032                906,464
      Provision for inventory obsolescence                                             401,190                225,000
      Gain on disposal of assets                                                        (5,726)                (4,389)
      (Increase) decrease in:
        Accounts receivable                                                          1,312,072              2,855,385
        Inventories                                                                 (3,362,108)            (1,096,523)
        Prepaid expenses and other current assets                                    2,301,524             (1,229,298)
        Other assets                                                                  (156,416)              (428,819)
      Increase (decrease) in:
        Accounts payable                                                            (2,496,160)               401,210
        Accrued expenses and customers' deposits                                    (1,202,149)             1,289,831
                                                                                 -------------           ------------
      Net cash provided by (used in) operating activities                           (1,183,858)             2,056,296
                                                                                 -------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                              (471,714)            (1,418,905)
    Proceeds on sale of assets                                                           8,524                317,025
                                                                               ---------------         --------------
      Net cash used in investing activities                                           (463,190)            (1,101,880)
                                                                                  ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on line of credit agreement                                       2,300,000               (500,000)
    Principal payments on long-term debt                                            (1,164,155)            (1,970,000)
    Issuance of common stock for stock options                                         111,686                 47,550
    Purchase of treasury stock                                                                 -             (282,410)
                                                                              ------------------        -------------
      Net cash provided by (used in) financing activities                            1,247,531             (2,704,860)
                                                                                   -----------           ------------

NET DECREASE IN CASH                                                                  (399,517)            (1,750,444)
CASH AND CASH EQUIVALENTS at beginning of period                                       642,167              2,193,329
                                                                                  ------------           ------------
CASH AND CASH EQUIVALENTS at end of period                                  $          242,650     $          442,885
                                                                                  ============          =============

Supplemental Disclosures:
    Cash paid during period for:
      Interest                                                              $        1,374,433     $          898,088
      Income taxes                                                                     805,782                371,100




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

Note 2.   Inventories

           Inventories consisted of the following:

                                                    April 1,        July 3,
                                                      2000            1999
                                                      -----           ----
                                                  (Unaudited)     (Unaudited)
           Machines                                $14,038,241    $10,262,358
           Parts and supplies                        5,283,043      6,098,008
                                                     ---------      ---------
                Total                            $  19,321,284    $16,360,366
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

Note 6.  Segment Information

           The Company operates primarily in two segments of business, textile equipment and laundry equipment and services. The table below summarizes financial data by segment:

                                              For the Three Months Ended            For the Nine Months Ended
                                              --------------------------            -------------------------
                                               04-01-00          04-03-99          04-01-00           04-03-99
                                             -------------    -------------       ------------       -----------
Total revenues for the period ended
     Textile equipment                       $  16,484,930    $  16,210,120       $ 60,474,383     $ 52,209,317
     Laundry equipment and services              6,887,600        6,504,606         23,338,122       19,182,129
                                               -----------      -----------         ----------      -----------
                                              $ 23,372,530     $ 22,714,726       $ 83,812,505     $ 71,391,446

Income before interest and taxes for
  the period ended
     Textile equipment                            (442,024)        (384,226)         2,278,120         (495,201)
     Laundry equipment and services                185,141          (24,110)           557,011         (101,751)
                                              ------------       -------------    ------------     ------------

                                                  (256,883)        (408,336)         2,835,131         (596,952)


Total assets as of                                   April 1, 2000                     July 3, 1999
                                                     -------------                     ------------
     Textile equipment                               $43,778,022                        $42,554,774
     Laundry equipment and services                   12,896,116                         13,901,259
                                                      ----------                         ----------
                                                   $  56,674,138                      $  56,456,033
                                                     ===========                        ===========

Note 7.  Obligation under Capital Lease

           The Company expanded its existing facilities in the current fiscal year through a modification to its existing capital lease obligation of approximately $1.7 million.

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

RESULTS OF OPERATIONS

Revenues for the Company's third fiscal quarter were $23.4 million, an increase of approximately $700,000 as compared to the same quarter of the prior fiscal year. Sales of hosiery equipment increased by approximately $1.7 million, offset by a $1.0 million decrease of yarn processing equipment revenues. Yarn processing equipment revenues are negatively impacted by dissolution of the Marzoli distribution agreement.

For the year to date, revenues increased by approximately $12.4 million to $83.8 million. The largest components of the increase are attributable to knitted fabric equipment sales, an increase of $15.7 million and Wink Davis' laundry equipment, parts and service, an increase of approximately $4.2 million. Knitted fabric equipment includes the Santoni line for producing ladies' seamless apparel. Revenues from hosiery knitting equipment decreased by approximately $4.7 million. This decrease is largely related to the anticipated delivery of closed toe equipment. Many customers have either delayed ordering new equipment, or, are awaiting delivery of closed toe equipment. Yarn processing revenues decreased by about $3.0 million.

Cost of sales as a percentage of revenue for the Company's third fiscal quarter was 85.9% for the current year as compared to 84.7% in the prior year. The increase is primarily due to lower margins on knitted fabric equipment sales. In February 2000, Speizman Industries and Marzoli agreed to a settlement agreement terminating the Company's exclusive distribution rights of Marzoli equipment, parts and service. Margins have been favorably impacted by the loss of the Marzoli product line with generally low margins and high installation costs.

For the year to date, cost of sales as a percentage of revenues has decreased to
82.4 % from 85.0%. This decrease is attributable to favorable margins on knitted fabric equipment and a more favorable product mix with the decrease in new yarn processing equipment.

Selling expenses in the Company's third fiscal quarter of the current year were approximately $1,817,000 as compared to $1,752,000 in the prior year. For the nine-month period, selling expenses were $6.3 million, an increase of $911,000 over the prior year. The increases are due to higher expenses related directly to increased sales volume including salaries and commissions.

General and administrative expenses decreased to $1.7 million in the current year as compared to $2.1 million in the prior year. The current fiscal quarter is a net loss; accordingly, the accrual of the projected annual bonus is reduced in the current fiscal quarter. Other decreases include lower bad debt expense.

Net interest expense increased to approximately $417,000 and $1,206,000 in the current fiscal quarter and year, respectively. The increases are due to higher borrowings over the comparable period on the bank line of credit and interest expense on the obligation under capital lease for the Company's new main facilities. The Company relocated into these facilities in April 1999.

Net loss for the third fiscal quarter of 2000 was $0.13 per share, both basic and diluted. For the nine-month period ended April 1, 2000, net income is $0.30 per share basic and $0.29 diluted. In the prior fiscal quarter and year, the Company reported net losses of $0.14 and $0.26 per share, respectively.

OUTLOOK

Hosiery Equipment - The closed toe machine produced by Lonati has taken approximately two years longer than anticipated to finalize a production model. The field tests and necessary improvements made to the closed toe machine of Lonati continue during the current quarter and are anticipated to last for at least two more quarters. The Company has begun some deliveries of closed toe models in its fourth fiscal quarter. The Company anticipates that closed toe machines will gradually replace most of the conventional athletic sock machines over the next two to four years.

Knitted Fabric Equipment - As the seamless apparel industry becomes more mature and defined, the Company expects sales of this equipment to be lower but, hopefully, less erratic.

TMC - The boarding and packaging machinery industry is very competitive, with a number of foreign and domestic manufacturers. TMC represents the Company's only manufacturing operations; accordingly, many competitors may possess greater capital resources or manufacturing capabilities. TMC provides significant technological and developmental capabilities. The Company continues to explore the most effective manners in which to capitalize on these capabilities.

Yarn Processing Equipment - Speizman Industries maintains a presence in the yarn processing industry through its sales of new and used equipment and related parts. The Company has entered distribution agreements with other manufacturers of new equipment. Revenues and gross margins from new equipment sales are expected to improve to equal or greater levels than those with former suppliers. Revenues from used yarn processing equipment sales are contingent upon having an adequate availability of such equipment and products. Frequently the company may purchase substantial portions of equipment from liquidating mills. The Company is rapidly expanding its parts business through relationships with various suppliers.

The yarn processing industry continues to face difficult business conditions due to foreign competition. The Company mitigates this risk by maintaining low values of receivables and inventories.

Wink Davis - Wink Davis recently closed a large order for a continuous batch washer ("CBW") system to be installed in fiscal 2001. Sales to on-premises laundries ("OPL's") have been slow over recent quarters. However, OPL revenues are anticipated to increase based on several large orders currently in the backlog. Competition continues to put pressure on margins.

As of May 5, 2000, the Company's backlog of unfilled orders was approximately $58 million. The period of time required to fill orders varies depending on the model ordered, manufacturers' production capabilities, availability of overseas shippers, etc. Most orders are filled in less than one year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at April 1, 2000 was approximately $16.4 million, a slight increase from $16.1 million at the beginning of the fiscal year. The current ratio has also increased slightly to 1.61 at the end of the Company's third fiscal quarter from 1.57 at July 3, 1999.

For the nine-month period ending April 1, 2000, operating activities used approximately $1.2 million as compared to providing approximately $2.1 million for the prior year. The increase in inventory is primarily used yarn processing equipment in which the Company has purchased all or substantial portions of equipment of plants that are reorganizing or liquidating. The Company is able to effectively maintain a presence in this industry due to its prior distribution relationship with Marzoli.

Investing activities remain minimal, with only limited capital expenditures. No significant capital expenditures are anticipated in the near future.

Financing activities provided approximately $1.2 million for the nine-month period ending April 1, 2000. The primary source of financing was borrowings on the Company's line of credit.

The Company expanded its existing facilities in the current fiscal year through a modification to its existing capital lease obligation of approximately $1.7 million.

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

                           PART II. OTHER INFORMATION



Item 6.   Exhibits and reports on Form 8-K

            (a)   Exhibits:

                 10(a). 2000 Second Amendment Agreement to $37,000,000 Amended and Restated Loan Agreement and Term Note dated as of February 29, 2000

                 27          Financial Data Schedule

            (b)   Reports on Form 8-K:

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SPEIZMAN INDUSTRIES, INC.
                                                  (Registrant)




Date:      May  15, 2000                    /s/  Robert S. Speizman
       -----------------------------        -----------------------
                                                   Robert S. Speizman
                                                   President


Date:     May  15, 2000                     /s/  James H. McCorkle, III
       -----------------------------        ---------------------------
                                                 James H. McCorkle, III
                                                 Secretary-Treasurer
                                                 (Chief Financial Officer)