Form 10-K
period 2000-07-01
SPEIZMAN INDUSTRIES INC
filed 2000-09-29
CIK 92827

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended July 1, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from __________________ to _____________________

Commission File No. 0-8544


                            SPEIZMAN INDUSTRIES, INC.
================================================================================
             (Exact name of registrant as specified in its charter)

                    Delaware                                                        56-0901212
 ------------------------------------------------------------      ---------------------------------------------
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)


   701 Griffith Road, Charlotte, North Carolina                                       28217
----------------------------------------------------------         ---------------------------------------------
    (Address of principal executives offices)                                       (Zip Code)

Registrant's telephone number, including area code:  (704) 559-5777

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

                                 Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 8, 2000, was $9,120,997 based on the last sale price of $2.69 per share reported by the NASDAQ National Market System on that date.

         As of September 8, 2000, there were 3,393,228 shares of the registrant's Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on November 16, 2000 are incorporated herein by reference into Part III.

                                     PART I

Item 1. Business.

General

    Speizman Industries, Inc. and subsidiaries (collectively the "Company") is a major distributor operating through six companies: Speizman Industries, Inc. ("Speizman"), Wink Davis Equipment Co., Inc. ("Wink Davis"), Todd Motion Controls, Inc. ("TMC"), Speizman Yarn Equipment, Inc. ("Speizman Yarn"), Speizman Canada, Inc. ("Speizman Canada") and Speizman de Mexico S.A. de C.V. ("Speizman Mexico"). Speizman Industries, Speizman Canada and Speizman Mexico (collectively "Speizman Industries") distributes sock knitting machines, other knitting equipment and related parts. Wink Davis sells commercial and industrial laundry equipment, including the distribution of machines and parts as well as installation and after sales service. TMC manufactures automated boarding, finishing and packaging equipment used in the sock knitting industry. TMC's products are sold through Speizman's distribution network. Speizman Yarn distributes equipment and related parts used in the yarn processing industry.

    All references herein are to the Company's 52-or-53 week fiscal year ending on the Saturday closest to June 30. The fiscal years 1996, 1997, 1998 and 2000 contained 52 weeks and ended on July 1, 2000, June 27, 1998, June 28, 1997 and June 29, 1996. Fiscal 1999 contained 53 weeks and ended on July 3, 1999.

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

    The Lonati Agreement contains certain covenants and conditions relating to Speizman Industries' sale of Lonati machines, including, among others, requirements that Speizman Industries, at its own expense, promote the sale of Lonati machines and assist Lonati in maintaining its competitive position, maintain an efficient sales staff, provide for the proper installation and servicing of the machines, maintain an adequate inventory of parts and pay for all costs of advertising the machines. Speizman is prohibited during the term of the Lonati Agreement from distributing any machines that compete with Lonati machines. Speizman believes that it is and will remain in compliance in all material respects with such covenants. The cost to Speizman of Lonati machines, as well as the delivery schedule of these machines, are totally at the discretion of Lonati. The Lonati Agreement allows Lonati to sell machines directly to the sock manufacturer with any resulting commission paid to Speizman determined on a case by case basis.

    The Lonati single cylinder machines distributed by Speizman Industries are for the knitting of athletic socks. The Lonati double cylinder machines are for the knitting of dress and casual socks. The Lonati machines are electronic, high-speed, and have computerized controls. Lonati single cylinder machines are capable of knitting pouch heel and toe, reciprocated heel and toe and tube socks. These and other features allow the rapid change of sock design, style and size, result in increased production volume and efficiency and simplify the servicing of the machines. Lonati single cylinder machines are also available in a closed toe model which enables hosiery manufacturers to automate their production processes by knitting in the toe as opposed to manually seaming. This procedure not only results in a higher quality product but manufacturers also benefit from lower costs. In addition to the previously described machines distributed in the United States, Speizman Industries distributes these sock knitting machines as well as Lonati sheer hosiery knitting machines in Canada and Mexico. In addition, Speizman distributes the knitting machines, described below, manufactured by Santoni, S.r.l. Brescia, Italy ("Santoni"), one of Lonati's subsidiaries, in the United States, Canada and Mexico. The most popular Santoni products are large diameter circular knitting machines utilizing new technology in the production of seamless undergarments, action wear and swimsuits. Sales by Speizman Industries in the United States, Canada and Mexico of new machines manufactured by Lonati, S.p.A., generated the following percentages of the Company's net revenues: 21.2% in fiscal 2000, 22.5% in fiscal 1999 and 41.1% in fiscal 1998. In addition, sales of Santoni machines in the United States, Canada and Mexico generated 32.3%, 20.3% and 5.3% of the Company's net revenues in fiscal 2000, 1999 and 1998, respectively.

    In addition to the Lonati machines, Speizman Industries distributes new knitting and other machines and equipment under written agreements and other arrangements with the manufacturers. The following table sets forth certain information concerning certain of these additional distribution arrangements:

  ----------------------------- ------------------------------------------------------- ------------------------------
          Manufacturer                                 Machine                                    Territory
  ----------------------------- ------------------------------------------------------- ------------------------------
  Santoni, S.r.l.,              Circular knitting machines for seamless                 United States, Canada and
      Brescia, Italy            under-garments, action wear, swimsuits, men's           Mexico
                                socks and women's sheer hosiery and surgical
                                support hose

  Conti Complett, S.p.A.,       Sock toe closing machines and sock turning devices      United States, Canada and
      Milan, Italy                                                                      Mexico

  Dinema,                       Data collection                                         United States and Canada
      Brescia, Italy

  Marchisio,                    Fabric knitting machines                                United States and Canada
      Brescia, Italy

  Vignoni,                      Fabric knitting machines                                United States and Canada
      Cividino, Italy
  ----------------------------- ------------------------------------------------------- ------------------------------

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

Sales and Marketing

    Speizman Industries markets and sells knitting machines and related equipment primarily by maintaining frequent contacts with customers and understanding of its customers' individual business needs. Salespersons will set up competitive trials in a customer's plant and allow the customer to use Speizman's machine in its own work environment alongside competing machines for two weeks to three months. Speizman Industries also offers customers the opportunity to send their employees to Speizman Industries for training courses on the operation and service of the machines and, depending on the number of machines purchased and the number of employees to train, may offer such training courses at the customer's facility. In addition, Speizman Industries exhibits its equipment at trade shows and uses its private showroom to demonstrate new machines. These marketing strategies are complemented by Speizman's commitment to service and continuing education. At September 8, 2000, Speizman employed 11 salespersons and 36 technical representatives. In addition to its sales staff, Speizman Industries uses several commission sales agents in a number of foreign countries in connection with its sales of used machines.

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

    Because a substantial portion of Speizman Industries' revenues are derived from sales of machines and equipment imported from abroad, these sales may be subject to import controls, duty and currency fluctuations. The majority of Speizman Industries' purchases of Italian machines for sale in the United States are denominated in Italian lira. Generally, Speizman has been able to adjust sales prices or purchase lira hedging contracts to compensate for anticipated dollar fluctuations. However, international currency fluctuations that result in substantial price level changes could impede import sales and substantially impact profits. Speizman is not able to assess the quantitative effect such international price level changes could have upon Speizman Industries' operations. There can be no assurance that fluctuations in foreign exchange rate will not have an adverse effect on Speizman Industries future operations. All of Speizman Industries' export sales originating from the United States are made in U.S. dollars.

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

    Speizman Industries exports certain new and used machines and parts for sale in Canada, Mexico and a number of other foreign countries. See Note 1 of Notes to Consolidated Financial Statements for certain financial information concerning Speizman Industries' foreign sales in fiscal 2000, 1999 and 1998.

Customers

    Speizman Industries' customers consist primarily of the major sock manufacturers in the United States and Canada. In fiscal years 2000 and 1999, no single customer represented over 10% of the Company's revenues. In fiscal 1998, Speizman Industries' largest customer accounted for 11.7% of the Company's revenues. Generally, the customers contributing the most to Speizman Industries' net revenues vary from year to year. Speizman Industries believes that the loss of any principal customer could have a material adverse effect on Speizman Industries.

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

Wink Davis

    Wink Davis, with offices in Atlanta, Georgia, Wooddale, Illinois, Charlotte, North Carolina, and Chester, Virginia, distributes commercial laundry equipment and parts and provides related service. Wink Davis was acquired by Speizman on August 1, 1997. Wink Davis sells to a wide variety of customers. A large share of these customers maintain on premise laundries ("OPL's"). OPL's are commonly found in hotels, nursing homes and other institutions that perform their laundry services in-house. Some larger installations of equipment are found in hospitals, prisons and linen processing plants. The largest portion of Wink Davis' sales are generated from its distributorships with both Pellerin Milnor (washer extractor equipment manufacturers based in Kenner, LA) and Chicago Dryer (commercial ironer/folder manufacturers based in Chicago, IL). Wink Davis represents both of these companies in Georgia, South Carolina, North Carolina, Virginia, middle and eastern Tennessee, Maryland, Washington, D.C., northern and central Florida, and the Chicago, Illinois areas.

    The Pellerin Milnor agreement appoints Wink Davis as the exclusive agent within its territories. In some instances, a customer's purchase order may be taken in one agent's territory, but the equipment is actually delivered to a territory served by a different Pellerin Milnor agent. In these instances, Pellerin Milnor grants the sale to the territory in which the purchase order was taken. The dealer servicing the territory in which the equipment is installed receives a commission for which that dealer must assume responsibility for installing the equipment. Historically, these sales involving two separate Pellerin Milnor dealers have been infrequent and management feels this issue does not significantly improve or hurt its operations. The Chicago Dryer agreement does not appoint Wink Davis as the exclusive agent within its territories. Both the Pellerin Milnor and Chicago Dryer agreements are renewed on an annual basis and may be terminated in the event of a breach. Wink Davis has continuously represented both manufacturers for most of its current territories since 1972. Since 1980, Pellerin Milnor has presented its annual top distributor award to Wink Davis for all but three years. There can be no assurance that the loss of one or both of these distributorships would not have a materially adverse impact to Wink Davis' operations.

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

     Additionally, Wink Davis, under written agreements and other arrangements with OEMs, distributes other laundry related equipment. The following table sets forth, in alphabetical order, certain information concerning the additional distribution agreements:

-------------------------------------- -------------------------------------- ------------------------------------------
            Manufacturer                              Machine                                 Territory
-------------------------------------- -------------------------------------- ------------------------------------------
American Dryer,                        Commercial Dryers                      Southeastern U.S. & Chicago, IL areas
     Fall River, MA

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

Consolidated Laundry Machinery,        Commercial Dryers                      Southeastern U.S. & Chicago, IL areas
     Los Angeles, CA

Energenics Corp.,                      Lint collectors and automatic cart     Southeastern U.S. & Chicago, IL areas
     Naples, FL                           wash systems

Forenta, Inc.,                         Laundry and Dry Cleaning Presses       Southeastern U.S. & Chicago, IL areas
     Morrisville, TN

Huebsch Originators,                   Commercial Dryers                      Southeastern U.S. & Chicago, IL areas
     Ripon, WI

Unipress, Inc.,                        Laundry and Dry Cleaning Presses       Southeastern U.S. & Chicago, IL areas
     Tampa, FL
-------------------------------------- -------------------------------------- ------------------------------------------

Sales and Marketing

    Wink Davis' primary products include washers, dryers, ironers and other finishing equipment. Some of the larger installations include continuous batch washers ("CBW's"), large dryers, pressing and folding equipment and conveyor systems resulting in the laundering process being substantially automated. The majority of the sales consist of washers, with less than 165 pound capacity per load ("white machines"), and corresponding dryers. CBW systems or tunnels are highly customized with a variety of features depending on the unique needs and constraints of each customer. Sales orders are generated through a variety of methods including repeat business referrals, cold calls and unsolicited telephone orders. Typical sales terms on larger contracts require 15% down with the balance due 10 days after delivery. At September 8, 2000, Wink Davis employed approximately 11 sales persons and 46 technical representatives.

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

    Additionally, Wink Davis provides repair and maintenance services to OPL facilities. Customers' OPL facilities are typically operated and managed by their property, maintenance or housekeeping staffs. These staffs are often small with broad areas of responsibilities and limited technical expertise, especially for specific maintenance and repair issues of the laundry equipment. Accordingly, Wink Davis provides a full range of repair and maintenance services. Generally, each sales office is staffed by four or more technicians. Each technician travels to the customer's site in a maintenance van, fully stocked with the most commonly needed parts. Upon notification, Wink Davis will dispatch and commonly have a technician addressing the problem within 24 hours. If additional parts are required, they may be ordered from any of the Wink Davis' four locations or shipped directly from the manufacturer.

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

Competition

    The laundry equipment business is very competitive. Wink Davis competes directly with several other distributors representing other OEMs. Wink Davis believes the products they represent are of equal or better than their competitors' quality. In some instances, Wink Davis may be at a price disadvantage when a customer considers price only. Many sales of white machines are price sensitive, however this varies by region. The purchase decision on larger installations is less price sensitive as these customers are more concerned about production output and quality, and the seller's ability to efficiently service the machines being purchased. Wink Davis maintains a well-trained staff of technicians covering all geographic areas of distribution. Management believes this staff is more comprehensive than any maintained by the competition.

TMC

    TMC assembles, distributes and services automated boarding and finishing equipment for the sock manufacturing industry. Management believes significant potential exists for automating finishing operations in mills that specialize in high volume production which is sold through large discount retail chains. Typically, this denotes athletic socks, but may also include dress socks.

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

Intellectual Property

    TMC had 2 employees in research and development, including William Todd, the former owner and Vice President. Key components of the product have been patented and several other patents are pending. During August 2000, the Company entered into a non-binding letter of intent to license all patents, trademarks, machine drawings, and intellectual property relating to the manufacturing of TMC equipment to S.R.A. srl ("SRA") of Florence, Italy, a division of the Lonati Group. The license arrangement will be exclusive for a four-year period commencing December 1, 2000. Total license fees over the contract period will be $2.0 million payable quarterly to the Company.

Production

    The production process at TMC is basically assembly. Many of the electronic, pneumatic, and structural parts are standard items available from various distributors. A significant portion of the hardware and structural components are custom designed and ordered. As of September 8, 2000, TMC employed 3 direct assemblers, 1 indirect laborer and 1 person in research and development. All assembly is expected to be done or coordinated at TMC's leased facility on Patterson Avenue in Winston-Salem, NC through December 2000. Commencing in January 2001, the Company expects to source TMC and other automation equipment from SRA.

Sales and Marketing

    Sales are made through Speizman Industries' sales force. The customer base for TMC's product significantly overlaps with the customer base for hosiery knitting machinery.

    Commencing in January 2001 and in conjunction with the non-binding letter of intent to license certain TMC assets to SRA, SRA will have distribution rights for TMC equipment outside the United States, Canada and Mexico. Speizman Industries will retain exclusive rights to distribute TMC equipment in the United States, Canada and Mexico.

Competition

    Competition consists of domestic and foreign manufacturers of similar equipment. Such competitors consist of both large and small firms, many of which compete intensely with TMC.

Speizman Yarn

     Speizman Yarn distributes yarn processing equipment and parts and provides related services. Under written and other arrangements with the manufacturers, Speizman Yarn distributes or sells as an agent yarn processing equipment. The following table sets forth certain information concerning distribution and sales agreements:

--------------------------------------------- --------------------------------------------- ----------------------------
                Manufacturer                                    Machine                              Territory
--------------------------------------------- --------------------------------------------- ----------------------------
Margasa Proycetos E Ingeniera Textile, S.L.   Fiber waste reclaiming and recycling          United States, Canada and
   Barcelona, Spain                           machinery                                     Mexico

Meccanica Carresi S.r.L.                      Pillow stuffing and fiber blending boxes      United States and Canada
   Arezzo, Italy

UTIT                                          Roving Handling Automation - Automatic Yarn   United States and Canada
    Modena, Italy                             Palletizing Machinery

Shanghai P & E                                Ring Spinning Machinery                       United States, Canada,
    Shanghai, China                                                                         Mexico and South America
--------------------------------------------- --------------------------------------------- ----------------------------

Sales and Marketing

    The Company's primary suppliers are UTIT for yarn automation equipment, Shanghai P & E for ring spinning machines, and Margaga for fiber waste reclaiming and recycling systems. Speizman Yarn employs 5 salespeople and 3 technicians. It also employs 1 CAD designer to assists its salespeople and customers in efficient floor and space design at customers' mills. Among its fulltime salespeople, 1 salesperson works exclusively in the purchase and resale of used yarn processing equipment. Additionally, Speizman Yarn utilizes its Internet Web site for marketing its parts and used machinery.

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

Competition

    Competition in the yarn processing equipment industry is intense. Most manufacturers are located in Europe. Many of these manufacturers sell direct, without a national distributor such as Speizman Yarn. Different manufacturers are typically known for specific strengths in specific processes. UTIT and Shanghai offer equipment for automation and ring spinning, respectively. Both UTIT and Shanghai manufacture machinery used in the process of ring spinning. UTIT supplies automation used in transporting roving bobbins between roving and spinning frames. They also manufacture automatic palletizing machinery. Shanghai supplies ring spinning machines used in manufacturing yarn.

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

Employees

    As of September 8, 2000, the Company had 206 full-time employees. The Company's employees are not represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company considers its relations with its employees to be good.

Backlog

    The Company's backlog of unfilled orders for new and used machines was $37.7 million, $53.6 million and $24.5 million at July 1, 2000, July 3, 1999 and June 27, 1998, respectively. At July 1, 2000, $9.5 million of these orders were contingent upon the successful trials of the equipment in the customers' plants. At July 3, 1999, the backlog included orders associated with an increase in demand for the knitted fabric equipment line. The period of time required to fill orders varies depending on the machine ordered.

    The Company typically fills its backlog within 12 months; however, orders constituting the current backlog are subject to customer cancellation, changes in delivery and machine performance. As a result, the Company's backlog may not necessarily be indicative of future revenue. In addition, the Company's current backlog will not necessarily lead to revenues in any future period. Any cancellation, delay or change in orders which constitute our current or future backlog may result in lower than expected revenues.

Item 2. Properties.

    The Company leases all of its real property. Significant leases are summarized in the table below:

                                                                            Lease       Monthly         Approximate
                                                      Lease Origination      Term       Rental        Rental Square
             Use                     Location               Date           (months)      Rate            Footage
------------------------------ --------------------- -------------------- ----------- ------------ -----------------------
                     Properties used primarily by Speizman:
Executive, administrative,     Charlotte, NC         December 1, 1999         180       $ 87,931         221,000    (a)
   machinery rebuilding and
   warehousing

                    Properties used primarily by Wink Davis:
Administrative, sales office   Atlanta, GA           August 1, 1999            24        $ 9,875          23,700    (b)
   and warehouse

                                                                            Lease       Monthly         Approximate
                                                      Lease Origination      Term       Rental        Rental Square
             Use                     Location               Date           (months)      Rate            Footage
------------------------------ --------------------- -------------------- ----------- ------------ -----------------------
Sales office and warehouse     Wooddale, IL          August 1, 1999            24        $ 6,099           6,500    (b)
Sales office and warehouse     Chester, VA           August 1, 1999            24        $ 1,982           6,000    (b)
Sales office and warehouse     Charlotte, NC         March 1, 2000             60        $ 6,469          11,000    (c)

                                           Properties used primarily by TMC:
Machine assembly               Winston-Salem, NC     September 1, 1999         12        $ 5,890          35,340

(a) The Company's headquarters are leased from a limited liability company owned by Robert S. Speizman, his wife and their children. The Company relocated its executive, administrative, machinery rebuilding and a substantial portion of its warehousing to this location in the spring of 1999.
(b) These properties are leased from a partnership owned by C. Alexander Davis, a former shareholder and President of Wink Davis, and his brother.
(c) This property is leased from a limited liability company owned by Robert S. Speizman, his wife and their children.

Item 3. Legal Proceedings.

     The Company is a defendant in a lawsuit brought by Bluegrass Hosiery, Inc., now pending in a Kentucky federal court, in which Bluegrass alleges that the Company breached a contract in which it had sold machines to Bluegrass, and seeking damages, including punitive damages in an unspecified amount. The Company vigorously denies the allegations. The matter is in a discovery stage. Trial is scheduled for November 2001.

    Wink Davis Equipment Company, Inc. and the Company are defendants in a lawsuit brought by Hazel Hernandez, now pending in Kankakee County Circuit Court of Illinois in which the plaintiff alleges that her decedent, a laundry company employee, was killed by a Milnor 2-stage laundry press machine which was sold by Wink Davis Equipment Company, Inc. to the employer of Hernandez's decedent. The manufacturer of the machine, as well as manufacturers of certain components therein, have also been joined as defendants in the lawsuit. The legal grounds for including the company as a defendant are not clear. The plaintiff's claims include allegations that the Company and Wink Davis Equipment Company, Inc. placed an unreasonably dangerous machine in the stream of commerce, were negligent in the design, manufacture, sale, and distribution of the machine, and other grounds. The Company and Wink Davis Equipment Company, Inc. deny the allegations and believe that they will ultimately prevail in the matter.

    Wink Davis Equipment Company, Inc. is a defendant in a lawsuit brought by Latavia Lowery now pending in Fulton County, Georgia Superior Court in which the plaintiff alleges that her ward, a child, climbed into a coin operated laundry machine in a laundromat, that her sister closed the door, and that the machine started without the insertion of coins, injuring the child. The laundry machine was manufactured by the Pellerin-Milnor Company, and sold by Wink Davis Equipment Company, Inc. to the laundromat. The manufacturer and the laundromat have also been joined as defendants in the lawsuit. The plaintiff claims various theories of liability and alleges that she is entitled to receive damages in an unspecified amount. Wink Davis Equipment Company, Inc. vigorously denies the allegations of the complaint as to it, and believes that it will ultimately prevail in this matter.

Item 4. Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2000.

Executive Officers of Registrant

    The following table sets forth certain information regarding the executive officers of the Company:

     Name                                   Age      Positions with the Company
     ----                                   ---      --------------------------
     Robert S. Speizman.............        60       Chairman of the Board, President and Director
     Bryan D. Speizman .............        34       Senior Vice President, Non-Hosiery
     Mark A. Speizman ..............        29       Senior Vice President, Hosiery
     John C. Angelella..............        38       Vice President-Finance,  Chief Financial Officer, Secretary
                                                     and Treasurer
     P. Donald Mullen II............        36       President, Wink Davis Equipment Company, Inc.

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

    Mark A. Speizman, son of Robert S. Speizman, began serving as Senior Vice President, Hosiery in July 1997 and served as a sales representative of the Company from 1995 to June 1997.

    John C. Angelella began serving as Vice President-Finance, Chief Financial Officer, Secretary and Treasurer in May 2000. He served as Vice President, Finance and Corporate Controller of a privately held e-business solutions and network integration provider from November 1998 to May 2000. Prior to that, he served as Chief Financial Officer for a privately held confectionery business from September 1995 to November 1998.

    P. Donald Mullen II, son-in-law of Robert S. Speizman, began serving as President of Wink Davis Equipment Company, Inc. in August 2000. He served as Vice President of Wink Davis from June 1998 to August 2000 and as Sales Engineer of Wink Davis from August 1997 to June 1998. He also served as a Sales Manager of the Company from August 1996 to August 1997. Prior to that, he served four years as an account manager for a division of TimeWarner.


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

Fiscal 1999                                                                                  High              Low
                                                                                             ----              ---
    First Quarter (ended October 3, 1998) .......................................          $ 5.25            $ 3.63
    Second Quarter (ended January 2, 1999).......................................            6.00              3.63
    Third Quarter (ended April 3, 1999)..........................................            5.75              3.63
    Fourth Quarter (ended July 3, 1999)..........................................            4.13              3.13

Fiscal 2000
    First Quarter (ended October 2,1999) ........................................            5.88              3.50
    Second Quarter (ended January 1, 2000).......................................            5.50              3.69
    Third Quarter (ended April 1, 2000)..........................................            5.00              3.50
    Fourth Quarter (ended July 1, 2000)..........................................            4.25              3.13

    As of July 1, 2000, there were approximately 210 stockholders of record of the Common Stock. Management believes that when the number of beneficial stockholders are included with the number of record stockholders, the Company is in compliance with the maintenance standards set by the Nasdaq Stock Market.

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

Item 6. Selected Consolidated Financial Data.

                                                                               Fiscal Year Ended
                                                      ------------------------------------------------------------------
                                                         July 1,        July 3,      June 27,      June 28,    June 29,
                                                          2000           1999        1998 (a)        1997        1996
                                                      ----------     ----------    ----------    ----------   ----------
                                                           (In thousands, except net earnings (loss) per share data)
Statement of Operations Data:
    Net revenues..................................    $  115,182     $  101,412     $  90,886     $  79,103    $  46,280
    Cost of sales.................................        96,443         85,564        74,034        65,935       40,547
                                                      ----------     ----------    ----------    ----------   ----------
    Gross profit..................................        18,739         15,848        16,852        13,168        5,733
    Selling, general and administrative expenses..        15,421         15,124        12,658         8,855        6,577
                                                      ----------     ----------    ----------    ----------   ----------
    Operating income (loss).......................         3,318            724         4,194         4,313         (844)
    Interest (income) expense, net................         1,972          1,103           988           (18)         (43)
                                                      ----------     ----------    ----------    ----------   ----------
    Income (loss) before taxes on income..........         1,346           (379)        3,206         4,331         (801)
    Taxes (benefit) on income ....................           544           (126)        1,273         1,645         (228
                                                      ----------     ----------    ----------    ----------   ----------
    Net income (loss).............................    $      802     $     (253)    $   1,933     $   2,686    $    (573)
                                                      ==========     ==========    ==========    ==========   ==========
Per Share Data:
    Basic earnings (loss) per share...............    $     0.25     $    (0.08)    $    0.59     $    0.83    $   (0.18)
    Diluted earnings (loss) per share.............          0.24          (0.08)         0.56          0.80        (0.18)

    Weighted average shares outstanding - basic ..         3,243          3,274         3,284         3,229        3,209
    Weighted average shares outstanding - diluted          3,296          3,274         3,426         3,353        3,209

Balance Sheet Data:
    Working capital...............................    $   28,182     $   16,058     $  20,210     $  18,741    $  16,313
    Total assets..................................        68,255         56,456        51,925        43,174       36,149
    Short-term debt...............................             -          4,900         4,000             -            -
    Long-term debt, including current maturity....        19,725          7,196         9,561           112          148
    Stockholders' equity..........................        23,490         22,577        23,207        20,938       18,203

------------
(a) On August 1, 1997, the Company acquired Wink Davis. On February 6, 1998, the Company acquired TMC.

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

General

    The Company's revenues are generated primarily from its distribution of textile equipment (principally knitting equipment and, to a lesser extent, from the sale of parts used in such equipment and the sale of used equipment) and commercial laundry equipment and services (principally commercial washers and dryers and, to a lesser extent, the sale of parts used in such equipment and related services). The Company began operating in the laundry equipment and services segment with the purchase of Wink Davis on August 1, 1997.

Results of Operations

Year Ended July 1, 2000 Compared to Year Ended July 3, 1999

     Net Revenues. Net revenues increased to approximately $115.2 million for the year ended July 1, 2000, an increase of $13.8 million (or 13.6%) from the prior year. Knitted fabric equipment sales due to high demand primarily during the first half of the year, showed a substantial increase of $18.4 million from year to year. Other components of the increase include $1.1 million increase in parts sales and $1.5 million increase in laundry equipment and services.

These increases were offset by a $2.6 million decrease in the hosiery-related equipment due to delays in introducing the closed toe machine as well as a $3 million decrease in yarn processing equipment and a $1.4 million decrease in products no longer represented.

     Cost of Sales. Cost of sales as a percentage of revenue decreased favorably to 83.7% of revenues for the current year as compared to 84.4% in the prior year. The increase is primarily due to higher margins in the laundry and services segment from a greater proportion in the current year of parts sales which have higher gross margins. The textile segment showed slight increases in gross margin primarily from higher margins in yarn processing equipment due to a greater mix of used machinery sales.

     Selling Expenses. Selling expenses increased by $166,000 (or 2.2%) to $7.9 million in fiscal year 2000 compared to $7.7 million in the prior fiscal year. The increase is primarily due to increases in salaries and wages from the hiring of additional personnel associated with the growth in the knitted fabric equipment line during the year as well as general salary increases. Selling expenses, as a percentage of sales, improved to 6.9% compared to 7.6% in the prior year.

     General and Administrative. General and administrative expenses totaled approximately $7.5 million, an increase of $130,000 (or 1.8%) from the prior year. The increase included one-time charges associated with severance of two executives, increases in depreciation for capitalized leases, offset by reduction in rents associated with operating leases.

     Interest Expense. In fiscal year 2000, interest expense was approximately $1,972,000 as compared to approximately $1,103,000 in the prior year. The increase was primarily due to increases in interest from additions in the obligation under capital lease and increased borrowings under the Company's line of credit from year to year.

     Taxes (Benefit) on Income (Loss). The expense for income taxes was $544,000 for the current year, a rate of 40.4% of the net income as compared to the 1999 effective rate of 33.3%. The difference is primarily due to a change in tax legislation that was favorable in 1999.


    Net Income. Net income for the year was $802,000, or $0.25 per basic and $0.24 per diluted share. In the prior year, net loss was $253,000 or $0.08 per basic and diluted share.

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

    Cost of Sales. Cost of sales as a percentage of revenues increased unfavorably to 84.4% of revenues for the fiscal year 1999 as compared to 81.5% in fiscal year 1998. The increase is due to generally lower margins on hosiery and yarn processing equipment. Hosiery margins decreased due to lower demand for the open toe equipment being sold by the company in fiscal 1999. Many customers delayed major purchases of new equipment in anticipation of new closed toe technology. Gross margins on yarn processing equipment were also generally lower than the Company's historical product lines. These yarn processing sales were on backorder at the time Speizman assumed operations.

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

    Interest Expense. In fiscal 1999, interest expense was approximately $1,103,000 as compared to about $988,000 in the prior year. The increase is due to higher balances on the Company's line of credit and interest expenses on the recently added obligation under capital lease.

    Taxes (Benefit) on Income (Loss). The benefit for income taxes was $126,000 for the current year, a rate of 33.3% of the net loss as compared to the 1998 effective rate of 39.7%.

    Net Loss. Net loss for the year was $253,000 or $0.08 per share basic and diluted. In the prior year, net income was $1,933,000 or $0.59 per share basic and $0.56 per share diluted.

Liquidity and Capital Resources

    The Company has a three-year revolving credit facility with SouthTrust Bank, N.A. that commenced May 31, 2000. The line of credit provides up to $32.5 million, subject to current collateral balances, including up to a maximum of $17.5 million for direct borrowings, with the balance available for documentary letters of credit. Amounts outstanding under the line of credit for direct borrowings bear interest based upon two components: London Interbank Offered Rate (LIBOR) rate plus 1.5% to 2.5% for a short term fixed period and prime plus 0% to 1% for the non-fixed period. The rates vary based upon the Company's funded debt as defined in the loan agreement. In connection with this line of credit, the Company granted a security interest in accounts receivable and inventory, as defined in the agreement.

    Working capital at July 1, 2000 was $28.2 million as compared to $16.0 million at July 3, 1999 an increase of $12.2 million. Operating activities in fiscal 2000 used $4.2 million in cash. In fiscal 1999, operating activities provided $3.0 million of cash. In fiscal 2000, $394,000 of funds were used by investing activities. Financing activities provided $4.7 million, primarily related to net borrowings on the line of credit. In fiscal 1998, significant funds were used in investing activities, primarily the purchases of Wink Davis and TMC for $9.5 million and $1.8 million, respectively. Funds for these acquisitions were provided from financing activities, primarily through the issuance of $8.3 million in long term notes and $4.0 million of borrowings on a revolving line of credit.

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

Disclosure about Foreign Currency Risk

    Generally, Speizman Industries' purchases of foreign manufactured machinery and spare parts for resale are denominated in Italian lira. Currency fluctuations of the lira could result in substantial price level changes and therefore impede or promote import/export sales and substantially impact profits. The Company is not able to assess the quantitative effect that such currency fluctuations could have upon the Company's operations. There can be no assurance that fluctuations in foreign currency exchange rates will not have a significant adverse effect on Speizman Industries' future operations.

    In the ordinary course of business and as part of the Company's risk management programs, the Company enters into foreign exchange forward contracts to mitigate the effect of foreign currency movements between the lira and the U.S. dollar for both anticipated and firm purchase commitments. The contracts have maturity dates that do not generally exceed 12 months. Substantially all of the increase or decrease of the lira denominated purchase price is offset by the gains and losses of the foreign exchange contract. Because these contracts qualify as hedges for accounting purposes, the gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedge transaction is consummated. The Company does not hold or issue foreign currency forward exchange contracts or other derivative financial instruments for trading purposes.

     At July 1, 2000, the Company had contracts maturing through February 2001 to purchase approximately 83.3 billion lira for approximately $46.3 million, for which the market value at that date if terminated was $41.2 million. The Company anticipates that it will utilize all outstanding forward contracts in the ordinary course of business in fiscal year 2001. Although the Company is unable to quantify the effects on its results, the Company believes that this utilization will have an adverse effect on its results for fiscal year 2001. The Company is also reviewing its risk management strategy and is considering other alternatives for mitigating foreign currency risk in the future.

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

    The statement requires the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in comprehensive income (equity) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. In transition, the statement requires all hedging relationships be evaluated and designated anew, resulting in cumulative-effect-type transition adjustments to earnings and other comprehensive income (equity). The Company is currently evaluating the impact of adopting this statement on its consolidated financial statements.

     Financial Accounting Standards Board issued Interpretation ("Interpretation") No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25" is effective July 1, 2000. Interpretation No. 44 clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock compensation plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of the provisions of Interpretation are not expected to have a significant impact on our financial statements.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

    The Company is exposed to market risks, which include changes in U.S. and international interest rates as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other. The Company attempts to reduce these risks by utilizing financial instruments, pursuant to Company policies.

    The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's revenues (as expressed in U.S. dollars), cost of sales, gross margins, operating expenses, and retained earnings. Where the Company deems it prudent, it engages in hedging those transactions aimed at limiting in part the impact of currency fluctuations. As discussed in the Foreign Currency Risk section above, the Company purchases forward exchange contracts to protect against currency exchange risks associated with the Company's anticipated and firm commitments of lira-dominated purchases for resale.

     These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets, and availability of hedging instruments. All currency contracts that are entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against the lira in which the Company has anticipated purchase commitments, the Company's gross margins could be adversely affected if future sale prices cannot be increased because of market pressures.

    The Company is also subject to interest rate exposure on $13.8 million of debt outstanding at July 1, 2000 that was priced at interest rates that float with the market. Reference is made to Note 7 for additional information.

Item 8. Financial Statements and Supplementary Data.

    The financial statements and supplementary data required by this Item 8 appear on Pages F-1 through F-17 and S-1 through S-2 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

    The response to this Item 10 is set forth in part under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the remainder is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held November 16, 2000 (the "2000 Proxy Statement") under the sections captioned "Election of Directors," "Certain Information Regarding the Board of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which sections are incorporated herein by reference.

Item 11. Executive Compensation.

    The response to this Item 11 is set forth in the 2000 Proxy Statement under the section captioned "Executive Compensation and Related Information," which section, other than the subsections captioned "Report of the Compensation Committee and the Stock Option Committee on Executive Compensation" and "Comparative Performance Graph," is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    The response to this Item 12 is set forth in the 2000 Proxy Statement under the section captioned "Stock Ownership of Certain Beneficial Owners and Management," which section is incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

    The response to this Item 13 is set forth in the 2000 Proxy Statement under the section captioned "Certain Transactions," which section is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a) The following documents are included as part of the Annual Report on Form 10-K:

1. Financial Statements:

                                                                                                              Page
                                                                                                              ----
Report of Independent Certified Public Accountants ...............................................            F-1
Consolidated Balance Sheets - July 1, 2000 and July 3, 1999.......................................            F-2
Consolidated Financial Statements for each of the three years in the period ended July 1, 2000,
  July 3, 1999 and June 27, 1998: ................................................................
      Consolidated Statements of Operations ......................................................            F-3
      Consolidated Statements of Stockholders' Equity ............................................            F-4
      Consolidated Statements of Cash Flows ......................................................            F-5
Summary of Accounting Policies ...................................................................            F-6
Notes to Consolidated Financial Statements .......................................................            F-8

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

3. Exhibits:

     (a) The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, and are incorporated herein by reference.

     (b) Reports on Form 8-K

         none.

                                   SIGNATURES

         Pursuant to the requirements of Section 131 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SPEIZMAN INDUSTRIES, INC.
Date: September 26, 2000

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

               Signatures                                 Title                                   Date
               ----------                                 -----                                   ----


/s/ Robert S. Speizman                     Chairman of the Board, President                September 26, 2000
--------------------------------------     and Director (Principal Executive
Robert S. Speizman                         Officer)


/s/ John C. Angelella                      Vice President-Finance, CFO,                    September 26, 2000
------------------------------------       Secretary and Treasurer
John C. Angelella


/s/ Josef Sklut                            Director                                        September 26, 2000
------------------------------------
Josef Sklut


/s/ Steven P. Berkowitz                    Director                                        September 28, 2000
------------------------------------
Steven P. Berkowitz


/s/ William Gorelick                       Director                                        September 26, 2000
------------------------------------
William Gorelick


/s/ Scott C. Lea                           Director                                        September 26, 2000
------------------------------------
Scott C. Lea

                            [BDO SEIDMAN LETTERHEAD]




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Speizman Industries, Inc.



We have audited the accompanying consolidated balance sheets of Speizman Industries, Inc. and subsidiaries as of July 1, 2000 and July 3, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Speizman Industries, Inc. and subsidiaries at July 1, 2000 and July 3, 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2000, in conformity with generally accepted accounting principles.




Charlotte, North Carolina                           BDO Seidman, LLP
August 29, 2000

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                             July 1,              July 3,
                                                                                              2000                 1999
                                                                                            -----------          -----------
        ASSETS
        Current:
            Cash and cash equivalents..................................................   $     713,754        $     642,167
            Accounts receivable (Notes 1, 2 and 7).....................................      30,722,678           21,138,563
            Inventories (Notes 3 and 7)................................................      16,489,494           16,360,366
            Prepaid expenses and other current assets..................................       6,181,283            6,140,919
                                                                                            -----------          -----------
               TOTAL CURRENT ASSETS....................................................      54,107,209           44,282,015
                                                                                            -----------          -----------
        Property and Equipment:  (Notes 5 and 8)
            Building and leasehold improvements........................................       7,310,261            4,449,204
            Machinery and equipment....................................................       1,008,656            1,610,559
            Furniture, fixtures and transportation equipment...........................       1,779,829            1,726,918
                                                                                            -----------          -----------
                                                                                             10,098,746            7,786,681
            Less accumulated depreciation and amortization.............................      (2,092,204)          (1,972,975)
                                                                                            -----------          -----------
               NET PROPERTY AND EQUIPMENT..............................................       8,006,542            5,813,706
                                                                                            -----------          -----------
        Other  long-term assets........................................................         910,897              689,902
        Goodwill, net of accumulated amortization (Notes 4 and 14).....................       5,230,410            5,670,410
                                                                                            -----------          -----------
                                                                                          $  68,255,058        $  56,456,033
                                                                                            ===========          ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current:
            Note payable - bank line of credit (Note 7) ...............................   $           -        $   4,900,000
            Accounts payable...........................................................      20,196,790           15,069,201
            Customers' deposits........................................................       3,351,778            5,280,271
            Accrued expenses...........................................................       1,491,593            1,434,229
            Current maturities of long-term liabilities (Note 5 and 8).................         884,996            1,540,273
                                                                                            -----------          -----------
               TOTAL CURRENT LIABILITIES...............................................      25,925,157           28,223,974
        Long-term debt (Note 8)........................................................         458,001            3,800,000
        Note Payable - bank line of credit (Note 7) ...................................      13,800,000                    -
        Obligation under capital lease (Notes 5 and 8) ................................       4,581,593            1,855,341
                                                                                            -----------          -----------
               TOTAL LIABILITIES.......................................................   $  44,764,751        $  33,879,315
                                                                                            -----------          -----------

        Commitments and Contingencies (Notes 5, 10, 11, 12, 13 and 14)

        Stockholders' Equity (Notes 9 and 10):
            Common Stock - par value $.10; authorized 20,000,000
               shares, issued 3,393,228, outstanding 3,252,428; and
               issued 3,369,506, outstanding 3,228,706, respectively ..................         339,323              336,951
            Additional paid-in capital.................................................      13,045,200           12,935,886
            Retained earnings..........................................................      10,692,607            9,890,704
                                                                                            -----------          -----------
               Total...................................................................      24,077,130           23,163,541
            Treasury stock, at cost, 140,800 shares....................................        (586,823)            (586,823)
                                                                                            -----------          -----------
               TOTAL STOCKHOLDERS' EQUITY..............................................      23,490,307           22,576,718
                                                                                            -----------          -----------
                                                                                          $  68,255,058        $  56,456,033
                                                                                            ===========          ===========

See accompanying summary of accounting policies and notes to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                          Year Ended
                                                                    ----------------------------------------------------
                                                                      July 1,               July 3,           June 27,
                                                                      2000                  1999                1998
                                                                    -----------           -----------        -----------
  NET REVENUES (Note 1)........................................  $  115,181,669        $  101,412,128      $  90,886,285
                                                                    -----------           -----------        -----------
  COSTS AND EXPENSES:
      Cost of sales............................................      96,442,751            85,563,543         74,033,817
      Selling expenses.........................................       7,890,174             7,724,174          6,944,079
      General and administrative expenses......................       7,530,340             7,399,792          5,713,697
                                                                    -----------           -----------        -----------
          Total costs and expenses.............................     111,863,265           100,687,509         86,691,593
                                                                    -----------           -----------        -----------
                                                                      3,318,404               724,619          4,194,692
  INTEREST EXPENSE, net of interest income of
      $63,028, $91,586 and $102,968 ...........................       1,972,538             1,103,141            988,377
                                                                    -----------           -----------        -----------
  NET INCOME (LOSS) BEFORE TAXES...............................       1,345,866              (378,522)         3,206,315
  TAXES (BENEFIT) ON INCOME (Note 6) ..........................         543,963              (126,000)         1,273,000
                                                                    -----------           -----------        -----------

  NET INCOME (LOSS)............................................  $      801,903        $     (252,522)     $   1,933,315
                                                                    ===========           ===========        ===========

  Earnings (loss) per share:
      Basic ...................................................  $         0.25        $        (0.08)     $        0.59
      Diluted .................................................            0.24                 (0.08)              0.56

  Weighted average shares outstanding:
      Basic ...................................................       3,243,311             3,274,435          3,284,278
      Diluted .................................................       3,295,579             3,274,435          3,425,899






See accompanying summary of accounting policies and notes to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

[START HERE]

                                                                                           Accumulated
                                                                Additional                    Other
                                    Common         Common        Paid-In       Retained   Comprehensive    Treasury   Stockholders'
                                    Shares         Stock         Capital       Earnings       Income          Stock        Equity
                                  -----------   ----------     -----------     --------    -------------   ----------  -------------
   BALANCE, JUNE 29, 1997         3,262,866    $  326,287     $12,512,299   $ 8,209,911   $  (11,000)     $  (99,797)   $20,937,700
   Net  income.................           -             -               -     1,933,315            -               -      1,933,315
   Exercise of stock options...      94,540         9,454         275,547             -            -               -        285,001
   Purchase of treasury stock .           -             -               -             -            -         (61,850)       (61,850)
   Comprehensive income:
     Foreign currency translation
       adjustment..............           -             -               -             -       11,000               -         11,000
   Tax effect of exercise of
       stock options...........           -             -         101,700             -            -               -        101,700
                                  ---------    ----------     -----------   -----------   ----------      ----------    -----------
   BALANCE, JUNE 27, 1998         3,357,406       335,741      12,889,546    10,143,226            -        (161,647)    23,206,866
   Net loss                               -             -               -      (252,522)           -               -       (252,522)
   Comprehensive income                   -             -               -             -            -               -              -
   Exercise of stock options         12,100         1,210          46,340             -            -               -         47,550
   Purchase of treasury stock             -             -               -             -            -        (425,176)      (425,176)
                                  ---------    ----------     -----------   -----------   ----------      ----------    -----------
   BALANCE, JULY 3, 1999          3,369,506       336,951      12,935,886     9,890,704            -        (586,823)    22,576,718
   Net  income.................           -             -               -       801,903            -               -        801,903
   Comprehensive income                   -             -               -             -            -               -              -
   Exercise of stock options...      23,722         2,372         109,314             -            -               -        111,686
                                  ---------    ----------     -----------   -----------   ----------      ----------    -----------
   BALANCE, JULY 1, 2000          3,393,228    $  339,323     $13,045,200   $10,692,607    $       -      $ (586,823)   $23,490,307
                                  =========    ==========     ===========   ===========   ==========      ==========    ===========





See accompanying summary of accounting policies and notes to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year Ended
                                                                   -----------------------------------------------------
                                                                       July 1,             July 3,            June 27,
                                                                        2000                1999                1998
                                                                   -------------       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .........................................      $     801,903       $    (252,522)       $  1,933,315
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
  Gain (loss) on disposal of fixed assets ...................             (6,453)              3,560              (4,980)
  Depreciation and amortization .............................          1,570,755           1,366,938           1,193,295
  Provision for losses on accounts receivable................            259,034             394,127             189,545
  Provision for inventory obsolescence.......................            807,001             400,000             275,000
  Deferred  Income Taxes.....................................           (246,000)           (366,000)           (187,000)
  Foreign currency translation adjustment....................                  -                   -              11,000
  (Increase) decrease in:
      Accounts receivable....................................         (9,843,149)         (1,714,856)          5,304,947
      Inventories............................................          ( 936,129)           (825,621)           (337,132)
      Prepaid expenses and other current assets..............            105,844          (2,653,614)            613,281
  Increase (decrease) in:
      Accounts payable.......................................          5,127,589           4,259,225          (9,302,942)
      Accrued expenses and customers' deposits...............         (1,871,129)          2,367,431            (985,014)
                                                                   -------------       -------------       -------------
  Net cash provided by (used in) operating activities........         (4,230,734)          2,978,668          (1,296,685)
                                                                   -------------       -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Wink Davis Equipment Company, Inc. .........                  -                   -          (9,467,677)
  Acquisition of Todd Motion Controls, Inc. .................                  -                   -          (1,841,304)
  Capital expenditures.......................................           (473,288)         (2,976,464)           (470,221)
  Proceeds from property and equipment disposals.............             79,133             290,075              76,304
                                                                   -------------       -------------       -------------
      Net cash used in investing activities..................           (394,155)         (2,686,389)        (11,702,898)
                                                                   -------------       -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit agreements................                  -             900,000           4,000,000
  Borrowings on line of credit (Note 7)......................         13,510,000                   -                   -
  Payment on line of credit..................................         (4,610,000)                  -                   -
  Principal payments on long-term debt.......................         (5,641,315)         (2,365,815)         (1,162,773)
  Debt Issue Costs...........................................           (244,186)                  -                   -
  Other Borrowings...........................................          1,570,291                   -                   -
  Issuance of common stock upon exercise of stock options....            111,686              47,550             285,001
  Purchase of treasury stock ................................                  -            (425,176)            (61,850)
  Proceeds from issuance of long-term notes due to bank .....                  -                   -           8,300,000
                                                                   -------------       -------------       -------------
      Net cash provided by (used in) financing activities....          4,696,476          (1,843,441)         11,360,378
                                                                   -------------       -------------       -------------
NET INCREASE (DECREASE) IN CASH AND
  CASH  EQUIVALENTS..........................................             71,587          (1,551,162)        ( 1,639,205)
CASH AND CASH EQUIVALENTS, at beginning of year..............            642,167           2,193,329           3,832,534
                                                                   -------------       -------------        ------------
CASH AND CASH EQUIVALENTS, at end of year....................      $     713,754       $     642,167        $  2,193,329
                                                                   =============       =============       =============


See accompanying summary of accounting policies and notes to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements of Speizman Industries, Inc. and subsidiaries (collectively the "Company") include all of its subsidiaries, all of which are wholly owned. All material intercompany transactions (domestic and foreign) have been eliminated. Wink Davis Equipment Company, Inc. ("Wink Davis") was acquired on August 1, 1997. Todd Motion Controls, Inc. ("TMC") was acquired on February 6, 1998. Speizman Yarn Equipment Co., Inc. ("Speizman Yarn") began operations on August 1, 1998. Speizman Canada, Inc. was incorporated on February 16, 1989. Speizman de Mexico S.A. de C.V. was incorporated on April 2, 1997.

REVENUE RECOGNITION

       The major portion of the Company's revenues consists of sales and commissions on sales of machinery and equipment. The profit derived therefrom for the textile segment is recognized in full at the time of shipment, and for the laundry segment, at time of installation.

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

PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by the straight-line and accelerated methods for financial reporting purposes and by accelerated methods for income tax purposes. Amortization of leasehold improvements and depreciation of capital lease are computed using the straight-line method over the lease term.

Long-Lived Assets

       Long-lived assets, such as goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

FOREIGN EXCHANGE CONTRACTS

       The Company enters into foreign currency contracts to reduce the foreign currency exchange risks. Foreign currency hedging contracts obligate the Company to buy a specified amount of a foreign currency at a fixed price in specific future periods. Realized and unrealized gains and losses are recognized in net income in the period of the underlying transaction. As of July 1, 2000, the Company had contracts maturing through February 2001 to purchase approximately
83.3 billion Lira for approximately $46.3 million, for which the market value at July 1, 2000 was approximately $41.2 million.

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

       A reconciliation of shares used in calculating basic and diluted earnings per share for years ended July 1, 2000, July 3, 1999 and June 27, 1998 is as follows:

       The basic shares outstanding for the fiscal years 2000, 1999 and 1998 is 3,243,311; 3,274,435, and 3,284,278, respectively. The effect of the assumed conversion of employee stock options was 52,268; 0 and 141,621 for fiscal years 2000, 1999 and 1998, respectively. Options to purchase approximately 284,500; 273,722 and 58,000 shares of common stock at prices from $4.87 to $6.13, $4.95 to $6.31 and $6.31 per share were outstanding during portions of fiscal years 2000, 1999, and 1998, respectively, but were not included in the computation of diluted earnings per share for each of the respective years because they were anti-dilutive.

FISCAL YEAR

       The Company maintains its accounting records on a 52-53 week fiscal year. The fiscal year ends on the Saturday closest to June 30. The year ending July 1, 2000 included 52 weeks. The years ending July 3, 1999 and June 27, 1998 included 53 weeks and 52 weeks, respectively.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                  SUMMARY OF ACCOUNTING POLICIES - (Continued)


ADVERTISING

       The Company expenses advertising costs as incurred. Total advertising expense approximated $169,000, $145,000 and $97,000 for fiscal years 2000, 1999 and 1998, respectively.

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

         The statement requires the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in comprehensive income (equity) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. In transition, the statement requires all hedging relationships be evaluated and designated anew, resulting in cumulative-effect-type transition adjustments to earnings and other comprehensive income (equity). The Company is currently evaluating the impact of adopting this statement on its consolidated financial statements.

         Financial Accounting Standards Board issued Interpretation ("Interpretation") No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25" is effective July 1, 2000. Interpretation No. 44 clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock compensation plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of the provisions of Interpretation are not expected to have a significant impact on our financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS AND CREDIT RISK CONCENTRATION

       The Company is engaged in the distribution of machinery for the textile and commercial laundry industries. With operations in the United States, Canada and Mexico, the Company primarily sells to customers located within the United States. Export sales from the United States were approximately $16,633,000, $13,941,000 and $15,992,000 during fiscal 2000, 1999 and 1998, respectively.
There were no export sales by the Canadian operations or the commercial laundry operations.

       Financial instruments which potentially subject the Company to credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company also reviews a customer's credit history before extending credit. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. To reduce credit risk the Company generally requires a down payment on large equipment orders.

       A substantial amount of the Company's revenues are generated from the sale of sock knitting and other machines manufactured by Lonati, S.p.A. and one of its wholly owned subsidiaries (Santoni). Sales by the Company in the United States and Canada of machines manufactured by Lonati, S.p.A., generated the following percentages of the Company's net revenues: 21.2% in 2000, 22.5% in 1999 and 41.1% in 1998. In addition, sales of Santoni machines in the United States and Canada generated 32.3%, 20.3% and 5.3% of the Company's net revenues in fiscal 2000, 1999 and 1998, respectively. In 2000 and 1999, there were no sales to customers in excess of 10% of revenues. In 1998, sales to one customer approximated 12% of revenues. Generally, the customers contributing the most to the Company's net revenues vary from year to year.

NOTE 2 -- ACCOUNTS RECEIVABLE

      Accounts receivable are summarized as follows:
                                                                               July 1, 2000     July 3, 1999
                                                                               ------------     ------------
       Trade receivables.................................................      $ 31,324,483     $  21,784,879
       Less allowance for doubtful accounts..............................          (601,805)         (646,316)
                                                                               ------------     -------------
       Net accounts receivable...........................................      $ 30,722,678     $  21,138,563
                                                                               ============     =============

NOTE 3 -- INVENTORIES

      Inventories are summarized as follows:
                                                                              July 1, 2000     July 3, 1999
                                                                             -------------    -------------
       Machines
            New..........................................................    $  6,222,435      $  4,049,057
            Used.........................................................       5,067,409         6,213,301
       Parts and supplies................................................       5,199,650         6,098,008
                                                                             ------------      ------------
       Total  ...........................................................    $ 16,489,494      $ 16,360,366
                                                                             ============      ============

NOTE 4 - GOODWILL

       Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets and is amortized on a straight-line basis over fifteen years. Goodwill is net of accumulated amortization of $1,207,500 at July 1, 2000, $767,500 at July 3, 1999 and
$327,500 at June 27, 1998.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5 -- LEASES

       The Company conducts its operations from leased real properties, which include offices, warehouses and a manufacturing facility.

       The former primary operating facility of the textile operations and corporate offices was leased from a partnership in which Mr. Robert S. Speizman, the Company's President, has a 50% interest. In April 1999, the Company relocated these functions to a newly renovated facility. Warehouse space at the former location was leased on a monthly basis until additional warehouse space at the new facility was completed. Lease payments to the partnership approximated $76,366, $336,000 and $356,000 in fiscal years 2000, 1999 and 1998, respectively.

       In April 1999, several textile machinery warehouses and the corporate offices were located into a new facility. This new facility is leased from The Speizman LLC, a limited liability company owned by Mr. Robert S. Speizman, his wife and their children. In accordance with SFAS No. 13, Accounting for Leases, the Company recognized a portion of the lease applicable to the land as an operating lease.

       In December 1999, The Speizman LLC completed construction of an additional 100,000 square feet of warehouse space to the facility. In order to consolidate the remaining textile equipment warehouses to this single location, the Company entered into a new lease agreement. This agreement, including the portion attributable to the land, has been accounted for as a capital lease.

       In June 2000, the Company amended the lease with The Speizman LLC. The amendment extended the term to 180 months, ending May 2015, and made maintenance and taxes the responsibility of the Company.

       Lease payments to The Speizman LLC, net of sublease payments received in 1998 from the former lessee, approximated $860,000, $659,000 and $307,000 in fiscal years 2000, 1999 and 1998, respectively.

       The primary operating facility and certain sales offices of the laundry equipment and services operations are leased from a partnership in which Mr. C. Alexander Davis, former President of Wink Davis, has a 50% interest. The leases extend through 2001. Lease payments to the partnership were approximately $205,000, $216,000 and $216,000 in fiscal years 2000, 1999 and 1998, respectively.

       In April 2000, Wink Davis entered into a five-year lease for office facilities with The Speizman LLC II, a limited liability company owned by Mr. Robert S. Speizman, his wife and their children. Lease payments to The Speizman LLC II totaled approximately $19,000 in 2000. The lease has been accounted for as an operating lease.

       As of July 1, 2000, future net minimum lease payments under capital and operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

                                                                                  Capital             Operating
                                                                                   Lease                Leases
                                                                                 ----------           ----------
       2001                                                                   $   1,055,174            $  607,491
       2002                                                                       1,055,174               422,817
       2003                                                                       1,055,174               264,324
       2004   ...........................................................         1,055,174               158,715
       2005   ...........................................................         1,055,174               100,129
       Beyond                                                                    10,463,812                66,113
                                                                                 ----------             ---------
            Total minimum lease payments ................................     $  15,739,682            $1,619,589
                                                                                                        =========
            Less amount representing interest at 22%.....................       (11,112,284)
                                                                                 ----------
            Present value of net minimum lease payments (see Note 8).....         4,627,398
                                                                                ===========

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


       The following summarizes property held under capital leases:

                                                             2000              1999
                                                          ---------         ----------
       Land and Building ..............................  $ 5,126,719       $ 2,326,719
       Less accumulated depreciation  .................     (318,684)          (72,294)
                                                           ---------         ---------
                                                         $ 4,808,035       $ 2,254,425
                                                          ==========         =========

       Total rent expense for all operating leases approximated $1,057,000, $1,634,000 and $1,369,000 in fiscal years 2000, 1999 and 1998, respectively.

NOTE 6-- TAXES (BENEFIT) ON INCOME

       Provisions (benefit) for federal and state income taxes in the consolidated statements of operations are made up of the following components:

                                                                  2000            1999             1998
                                                              -----------     -----------      -----------
       Current:
           Federal......................................     $    549,963    $    158,000      $ 1,206,000
           State........................................          240,000          82,000          251,000
           Foreign......................................                -               -            3,000
                                                             ------------    ------------     ------------
                                                                  789,963         240,000        1,460,000
                                                             ------------    ------------     ------------
       Deferred:
           Federal......................................         (167,000)       (325,000)        (152,000)
           State........................................          (79,000)        (41,000)         (35,000)
                                                             ------------    ------------     ------------
                                                                 (246,000)       (366,000)        (187,000)
                                                             ------------    ------------     ------------

       Total taxes (benefit) on income..................     $    543,963    $   (126,000)     $ 1,273,000
                                                             ============    ============     -===========

       Deferred tax benefits and liabilities are provided for the temporary differences between the book and tax bases of assets and liabilities. Deferred tax assets (liabilities) are reflected in the consolidated balance sheets as follows:

                                                                            July 1, 2000    July 3, 1999
                                                                            ------------    ------------
       Net current assets................................................   $    960,000    $    866,000
       Net noncurrent assets.............................................        446,000         294,000
                                                                            ------------    ------------
                                                                            $  1,406,000    $  1,160,000
                                                                            ============    ============

Principal items making up the deferred income tax assets (liabilities) are as follows:

                                                                                       Year Ended
                                                                             ---------------------------
                                                                                July 1,         July 3,
                                                                                  2000           1999
                                                                             -----------     -----------
       Inventory valuation reserves.................................         $   496,000      $  271,000
       Depreciation.................................................             (76,000)       (206,000)
       Deferred compensation........................................             400,000         280,000
       Deferred charges and other...................................            (214,000)         34,000
       Inventory capitalization ....................................             450,000         400,000
       Accounts receivable reserves.................................             228,000         238,000
       Net operating loss carryforwards.............................             122,000         143,000
                                                                             -----------       ---------
           Net deferred tax asset...................................         $ 1,406,000      $1,160,000
                                                                               =========       =========

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


             Deferred taxes include a net operating loss carry forward of approximately $290,000 which may be utilized to offset future taxable income. Utilization of these carryforwards is limited to approximately $90,000 per year and these carryforwards expire in 2019.

       The Company's effective income tax rates are different than the U.S. Federal statutory tax rate for the following reasons:

                                                                             2000       1999       1998
                                                                             ----       ----       ----
     U.S. Federal statutory tax rate...................................       34.0%      34.0%      34.0%
     State income taxes, net of federal income tax benefit.............        7.9       (6.0)       5.1
     Non-deductible expenses...........................................        3.3      (31.1)       1.2
     Effective change in tax regulation................................          -       33.0          -
     Other.............................................................       (4.8)       3.4       (0.6)
                                                                            ------      -----       ----
     Effective tax rate................................................       40.4%      33.3%      39.7%
                                                                             ======      ====       ====

NOTE 7 -- LINE OF CREDIT

         On May 31, 2000, the Company entered into a three-year revolving, $17.5 million credit facility with SouthTrust Bank, N.A. that replaced the credit facility with Bank of America. The facility also provides for an additional Guidance Line of Credit for the issuance of Documentary Letters of Credit of $15.0 million. Amounts outstanding under the $17.5 million Line of Credit are broken down into two (2) components for the calculation of interest expense: a London Interbank Offered Rate (LIBOR) component that accrues interest at the LIBOR rate plus 1.5% to 2.5%, and a Base Rate component that accrues interest at Prime plus 0% to 1.0%. The rates are scaled based upon the Company's funded debt as defined in the agreement. At July 1, 2000, the Company had borrowed $13,800,000 under this Line of Credit, $10,000,000 of which was fixed under a 30-day LIBOR Rate that matures on July 3, 2000 bearing interest of 8.9038%, and the remaining $3,800,000 bearing interest of 10.25%. The prior facility provided up to $38.3 million, subject to current collateral balances, including up to a maximum of $8.5 million for direct borrowings, with the balance available for documentary letters of credit and term debt. The prior line of credit's interest was the greater of prime plus 1.0% or the Federal Funds Rate plus 1.5% for base rate loans and the Eurodollar Rate plus 2.0% for Eurodollar loans.

         The credit facility contains covenants that require, among other things, the Company to maintain a specified level of tangible net worth and to be in compliance with stipulated fixed charge, funded debt and liability versus net worth ratios. The availability under this facility is limited to a borrowing base as defined in the agreement. The facility is secured by accounts receivable, inventory and outstanding Documentary Letters of Credit.

NOTE 8 -- LONG-TERM DEBT

       Long-term debt consists primarily of an obligation under capital lease with The Speizman LLC and certain trade notes payable. During the year, the Company paid off the term loan with Bank of America.

       The notes payable consist of two notes entered into during the year with two vendors for the purchase of various machines. The non-interest bearing notes payable are to be paid in equal monthly installments of $34,922 and $30,506 and both expire in January 2002. At July 1, 2000, the outstanding balances are $717,571 and $579,621, respectively.

       The obligation under the capital lease represents the Company's lease of its corporate offices and textile machinery warehouses. The obligation is based on monthly principal and interest payments of $87,931, for fifteen years ending May, 2015 at an imputed interest rate of 22%.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

       Long-term debt consists of:

                                                               July 1, 2000                 July 3, 1999
                                                     ---------------------------------------------------
                                                                Total                        Total
                                                                -----                        -----
Notes payable..................................              $  1,297,192                             -
Term loan......................................                         -                     5,320,000
Obligation under capital lease (see Note 5)....                 4,627,398                     1,875,614
                                                             ------------                  ------------
Total..........................................                 5,924,590                     7,195,614
Current maturities.............................                  (884,996)                   (1,540,273)
                                                             ------------                  ------------
                                                             $  5,039,594                  $  5,655,341
                                                             ============                  ============

       Annual maturities of long-term debt excluding capital lease obligations are:


       2001 ..................................               $    839,191
       2002 ..................................                    458,001
                                                             ------------
                                                             $  1,297,192
                                                             ============

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 9 -- STOCK OPTIONS

       The Company has reserved 125,000, 250,000 and 450,000 shares of Common Stock under employee stock plans adopted in 1981, 1991 and 1995, respectively. As of July 1, 2000, options to purchase 3,000, 55,163 and 405,000 were outstanding under the 1981, 1991 and 1995 Plans, respectively. Currently, outstanding options become exercisable in two to four years from the grant date. All options, subject to certain exceptions with regard to termination of employment and the percentage of outstanding shares of common stock owned, must be exercised within ten (10) years of the grant date. The option price under the 1981 and 1991 Plans, subject to certain exceptions, may not be less than 100% of the fair market value per share of Common Stock on the date of the grant of the option or 110% of such value for persons who control 10% or more of the voting power of the Company's stock on the date of the grant. The option price under the 1995 Plan is not limited and may be less than 100% of the fair market value on the date of the grant. A summary of employee stock option transactions and other information for 2000, 1999 and 1998 follows:

                                                                                Year Ended
                                          ---------------------------------------------------------------------------------------
                                                          Weighted                       Weighted                      Weighted
                                             July 1,      Average       July 3,          Average        June 27,       Average
                                              2000        Price/Sh       1999            Price/Sh         1998         Price/Sh
                                          -----------   -----------   ----------       ------------    ----------    ------------
Shares under option, beginning of year..    440,385         $4.83       460,385            $4.81          466,925        $4.17
Options granted........................      46,500          4.51             -                -           88,000         6.31
Options exercised......................      23,722)         4.81       (12,100)            3.93          (94,540)        3.01
Options expired........................           -             -        (7,900)            4.90                -            -
                                          -----------   -----------   ----------       ------------    ----------    ------------
Shares under option, end of year.......     463,163         $4.80       440,385          $  4.83          460,385      $  4.81
                                          ===========   ===========   ==========       ============    ==========    ============
Options exercisable....................     416,663                     379,803                           236,410
                                          ===========                 ==========                       ==========
Prices of options exercised............   $0.75 to                    $3.00 to                        $0.75 to
                                          $4.95                       $4.50                           $5.50
Prices of options outstanding, end of
year...................................   $0.75 to                    $0.75 to                        $0.75 to
                                          $6.31                       $6.31                           $6.31

       The Company has reserved 15,000 shares of Common Stock under a non-employee directors stock option plan adopted in 1995. Each option granted under the Plan becomes exercisable in cumulative increments of 50% and 100% on the first and second anniversaries of the date of the grant, respectively, and subject to certain exceptions must be exercised within ten (10) years from the date of the grant. The option price equals the fair market value per share of Common Stock on the date of the grant. Options to purchase 15,000 shares were granted and outstanding at the end of the year at a price of $2.88 to $6.13.

       A summary of non-employee directors stock option and other information for 2000, 1999 and 1998 follows:

                                                                              Year Ended
                                            --------------------------------------------------------------------------------
                                                           Weighted                   Weighted                    Weighted
                                              July 1,       Average      July 3,       Average      June 27,      Average
                                                2000       Price/Sh.        1999      Price/Sh.        1998      Price/Sh.
                                             --------      ---------     --------     ---------     --------     ---------
Shares under option, beginning of year..      12,000         $5.11         9,000       $ 4.81         6,000        $ 4.16
Options granted.........................       3,000          4.88         3,000         6.00         3,000          6.13
Options exercised.......................           -             -             -            -             -             -
Options expired.........................           -             -             -            -             -             -
                                             --------      ---------     --------     ---------     --------     ---------
Shares under option, end of year........      15,000         $5.06        12,000      $  5.11         9,000       $  4.81
                                             ========      =========     ========     =========     ========     =========
Options exercisable.....................      10,500                       7,500                      4,500
                                             ========                    ========                   ========
Prices of options exercised.............           -                           -                          -
Prices of options outstanding, end of
year ...................................     $2.88 to                    $2.88 to                   $2.88 to
                                             $6.13                       $6.13                      $6.13

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

       The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Accordingly, no compensation cost has been recognized for the stock option plans. The fair value of these options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal years 2000, 1999 and 1998: expected lives of 10.0 years, expected volatility of 53% for fiscal year 2000 and 57.4% for fiscal years 1999 and 1998, risk-free interest rate of 6.5% and dividend yield of 0.0%.

       The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions and changes in these assumptions can materially impact the fair value of the options and the Company's options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options. The estimated fair value of stock options granted during fiscal years 2000, 1999 and 1998 was $3.36, $4.46 and $4.04 per share, respectively.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been changed to the pro forma amounts indicated below:

                                                                Year Ended          Year Ended            Year Ended
                                                               July 1, 2000        July 3, 1999         June 27, 1998
                                                               ------------        ------------         -------------
         Pro forma net income (loss)  .......................  $ 670,036           $ (646,994)          $ 1,480,353
         Pro forma basic earnings (loss) per share ..........      $0.20               $(0.20)               $ 0.45
         Pro forma diluted earnings (loss)  per share .......       0.21                (0.20)                 0.43

         The following table summarizes information about stock options outstanding at July 1, 2000:

         Range of exercise prices                                                 $0.75 to $6.31

         Outstanding options
         -------------------
             Number outstanding.............................................           478,163
             Weighted average remaining contractual life (years)............               5.9
             Weighted average exercise price................................             $4.81

         Exercisable options
         -------------------
             Number outstanding.............................................           427,163
             Weighted average exercise price................................             $4.85

NOTE 10 -- STOCK REDEMPTION AGREEMENTS

       The Company has an agreement with its principal stockholder whereby, upon his death, the Company is obligated to redeem a portion of the Company's stock held by his estate. The redemption price for common stock is to be the fair market value of common stock, less 5%, plus any accrued dividends. In no case will the Company pay out more than the amount of life insurance proceeds received by the Company as a result of the death of the stockholder, nor will the Company redeem a number of shares that would reduce the principal stockholder's estate to less than 16% of the outstanding common stock of the Company.

       At July 1, 2000, there were 379,000 common shares covered by the above agreement. The face value of life insurance carried by the Company under this agreement amounts to $1,150,000.

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

Charges to operations applicable to those agreements were approximately $30,200, $113,000 and $50,000 for the fiscal years 2000, 1999 and 1998, respectively.

NOTE 12 -- EMPLOYEES' RETIREMENT PLAN

       During 1989, the Company adopted a 401(k) retirement plan for all qualified employees of the Company to participate in the plan. Employees may contribute a percentage of their pretax eligible compensation to the plan, and the Company matches 50% of each employee's contribution up to 4% of pretax eligible compensation. The Company's matching contributions totaled approximately $163,000, $160,000 and $107,000 in fiscal years 2000, 1999 and
1998, respectively.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

       The Company had outstanding commitments backed by letters of credit of approximately $11,302,000 and $11,825,000 at July 1, 2000 and July 3, 1999,
respectively, relating to the purchase of machine inventory for delivery to customers.

       In the normal course of business, the Company is named in various lawsuits. The Company vigorously defends such lawsuits, none of which are expected to have a material impact on operations, either individually or in the aggregate.

NOTE 14 - BUSINESS ACQUISITIONS

       On August 1, 1997, the Company acquired all of the outstanding stock of Wink Davis, a Georgia corporation. The acquisition was accounted for as a purchase and accordingly, Wink Davis' results for the eleven months since the date of acquisition are included in the consolidated financial statements for the year ended June 27, 1998. The aggregate purchase price was approximately $9,468,000. There is a possible additional conditional payment of up to $1.5 million in cash over a five-year period based on certain pre-tax earnings calculations. The aggregate purchase price, which was financed through available cash resources, borrowings on the revolving line of credit and issuance of a term loan, has been allocated to the assets acquired based upon their respective estimated fair market values. The excess of the purchase price over assets acquired (goodwill) approximated $4,344,000 and is being amortized over fifteen years.

       On February 6, 1998, the Company acquired all of the outstanding stock of TMC, a North Carolina corporation. For financial statement purposes the acquisition was accounted for as a purchase and, accordingly, TMC's results are included in the consolidated financial statements since the date of acquisition. The aggregate purchase price was approximately $1,841,000. The aggregate purchase price, which was financed through available cash resources, borrowings on the revolving line of credit and issuance of a term loan, has been allocated to the assets acquired based upon their respective fair market values. The excess of the purchase price over assets acquired (goodwill) approximated $2,094,000 and is being amortized over fifteen years. See Note 17 regarding the non-binding letter of intent entered into to license certain assets of TMC.

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


                                                                  July 1, 2000       July 3, 1999       June 27, 1998
                                                                  ------------       ------------       -------------
         Total revenues for the year ended
              Textile equipment...........................        $ 85,369,319      $  73,140,182       $  67,229,741
              Laundry equipment and services..............          29,812,350         28,271,946          23,656,544
                                                                  ------------      -------------       -------------
                                                                   115,181,669      $ 101,412,128       $  90,886,285
                                                                  ============      =============       =============
         Depreciation and amortization
              Textile equipment...........................        $  1,158,335      $     920,770       $     705,153
              Laundry equipment and services..............             412,420            446,168             488,142
                                                                  ------------      -------------       -------------
                                                                  $  1,570,755      $   1,366,938      $    1,193,295
                                                                  ============      =============       =============
         Income before interest and taxes for the year
             ended
              Textile equipment...........................        $  2,734,825      $     631,887       $   4,112,972
              Laundry equipment and services..............             583,579             92,732              81,720
                                                                  ------------      -------------       -------------
                                                                  $  3,318,404      $     724,619      $    4,194,692
                                                                  ============      =============       =============
         Capital Expenditures
              Textile equipment...........................        $  3,214,245      $   2,928,402       $   2,284,787
              Laundry equipment and services..............              59,043             48,062              85,434
                                                                  ------------      -------------       -------------
                                                                  $  3,273,288      $   2,976,464       $   2,370,221
                                                                  ============      =============       =============

         Total assets as of
              Textile equipment...........................        $ 54,756,278      $  42,554,774
              Laundry equipment and services..............          13,498,780         13,901,259
                                                                  ------------      -------------
                                                                  $ 68,255,058      $  56,456,033
                                                                  ============      =============

NOTE 16 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                       Year Ended
                                                               -------------------------------------------------------
                                                                   July 1,             July 3,            June 27,
                                                                    2000                 1999               1998
                                                               -------------        -------------      --------------
Cash paid during year for:
  Interest expense (including capitalized interest of $0,
    $392,098 and $118,119 in 2000, 1999 and 1998,
    respectively) (Note 5)...................................  $   2,053,566        $   1,686,815       $  1,091,973
  Income taxes...............................................        872,934              758,212          1,381,196

Non-Cash Transactions:
       A capital lease obligation of $1,900,000 was incurred in 1998 when the Company entered into a lease for its corporate offices and warehouses. An additional $2,800,000 was incurred in fiscal 2000 from the addition of 100,000 square feet of warehouse space leased and related land during the year.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 17 - SUBSEQUENT EVENT

       In August 2000, the Company entered into a non-binding letter of intent to license certain assets of TMC to S.R.A. srl (SRA) of Florence, Italy, a division of the Lonati Group. The license will include all patents, trademarks, machine drawings, and intellectual property relating to the manufacturing of TMC sock packaging equipment as well as distribution rights outside the United States, Canada, and Mexico. Speizman Industries will retain exclusive rights to distribute TMC equipment in the United States, Canada, and Mexico. The license arrangement will be exclusive for a four-year period commencing December 1, 2000. Total license fees over the contract period will be $2,000,000 payable quarterly to the Company.

                            [BDO SEIDMAN LETTERHEAD]




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Speizman Industries, Inc.


The audits referred to in our report dated August 29, 2000, relating to the consolidated financial statements of Speizman Industries, Inc. and subsidiaries which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



Charlotte, North Carolina                                   BDO Seidman, LLP
August 29, 2000

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


Column A                                        Column B       Column C       Column D              Column E        Column F
--------                                       ---------       --------      ----------            ----------      ----------
                                               Balance at     Charged to     Charged to            Deductions        Balance
                                               beginning       costs and        other                 from           at end
Description                                    of period       expenses       accounts              reserves        of period
-----------                                    ---------       --------       --------              --------        ---------
Fiscal year ended June 27, 1998:
    Reserve for doubtful accounts..........      $474,477        $247,631     $  189,189    (a)      $ 58,086        $853,211
                                                  -------         -------       --------             --------         -------
    Reserve for inventory obsolescence.....      $421,474        $275,000     $       -              $189,288        $507,186
                                                  -------         -------      ---------              -------         -------
Fiscal year ended July 3, 1999:
    Reserve for doubtful accounts..........      $853,211        $394,127     $       -              $601,022        $646,316
                                                  -------         -------      ---------              -------         -------
    Reserve for inventory obsolescence.....      $507,186        $400,000     $       -              $171,670        $735,516
                                                  -------         -------      ---------              -------         -------
Fiscal year ended July 1, 2000:
    Reserve for doubtful accounts..........      $646,316        $259,034     $       -              $303,545        $601,805
                                                 --------        --------      ---------              -------         -------
    Reserve for inventory obsolescence.....      $735,516        $807,001     $       -              $230,179      $1,312,338
                                                  -------         -------      ---------              -------       ---------

--------------------

(a)  Purchase price adjustment for Wink Davis.

                            SPEIZMAN INDUSTRIES, INC.
                                INDEX TO EXHIBITS

  Exhibit
  Number                           Description of Exhibit
  ------                           ----------------------

  3.1 Certificate of Incorporation of Speizman Industries, Inc. (the "Company"). (Incorporated by reference to Exhibit 3.1 contained in the Company's Registration Statement on Form S-1 (the "1993 Form S-1"), registration number 33-69748, filed with the Securities and Exchange Commission (the "Commission") on September 30, 1993, and amendments thereto.)
  3.2 Certificate of Amendment to Certificate of Incorporation of the Company, dated December 4, 1978. (Incorporated by reference to
               Exhibit 3.2 contained in the 1993 Form S-1.)
  3.3 Certificate of Amendment to Certificate of Incorporation of the Company, dated February 8, 1993. (Incorporated by reference to
               Exhibit 3.3 contained in the 1993 Form S-1.)
  3.4 Certificate of Amendment of Certificate of Incorporation of the Company, dated January 31, 1997.
  3.5 Bylaws of the Company, as amended November 7, 1978. (Incorporated by reference to Exhibit 3.6 contained in the 1993 Form S-1.)
  4.1 Certificate of Incorporation of the Company as currently in effect (included as Exhibits 3.1 through 3.5). (Incorporated by reference to Exhibit 4.1 contained in the 1993 Form S-1.)
  4.2 Bylaws of the Company, as amended November 7, 1978. (Incorporated by reference to Exhibit 4.2 contained in the 1993 Form S-1.)
  4.3          Specimen Common Stock Certificate. (Incorporated by reference to
               Exhibit 4.3 contained in the 1993 Form S-1.)
  10.1 Agency Agreement between the Company and Lonati, S.r.l., Brescia, Italy ("Lonati"), dated January 2, 1992, relating to the Company's distribution of machines in the United States. (Incorporated by reference to Exhibit 10.1 contained in the 1993 Form S-1.)
  10.2 Agency Agreement between the Company and Lonati, dated January 2, 1992, relating to the Company's distribution of machines in Canada. (Incorporated by reference to Exhibit 10.2 contained in the 1993 Form S-1.)
  10.3 Distribution Agreement by and between Company and Lonati, dated January 2, 1997, relating to the Company's distribution of circular knitting machines, ladies and men in Mexico. (Incorporated by reference to Exhibit 10.3 contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998, File No. 0-8544, filed with the Commission on September 25, 1998 (the "1998 Form 10-K").)
  10.4 Agency Agreement between the Company and Santoni, S.r.l., Brescia, Italy ("Santoni"), dated January 2, 1992 ("Santoni Agreement"). (Incorporated by reference to Exhibit 10.3 contained in the 1993 Form S-1.)
  10.5 Letter from Santoni relating to the Santoni Agreement, dated June 8, 1992. (Incorporated by reference to Exhibit 10.4 contained in the 1993 Form S-1.)
  10.6 Letter Agreement between the Company and Santoni relating to the Santoni Agreement, dated July 21, 1993. (Incorporated by reference to Exhibit 10.5 contained in the 1993 Form S-1.)
  10.7 Distributorship Agreement between the Company and Conti Complett, S.p.A., Milan, Italy, dated October 2, 1989. (Incorporated by reference to Exhibit 10.8 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994, File No. 0-8544, filed with the Commission on September 30, 1994 (the "1994 Form 10-K").)
  10.8 Exclusive Distributor Agreement between Speizman Yarn and Marzoli International, dated on or about July 15, 1998. (Incorporated by reference to Exhibit 10.8 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1999, File No. 0-8544, filed with the Commission on October 1, 1999 (the "1999 Form 10-K").)
  10.9 Addendum to the Exclusive Distributor Agreement between Speizman Yarn and Marzoli International, dated June 6, 1999. (Incorporated by reference to Exhibit 10.9 contained in the 1999 Form 10-K.)
  10.10 Termination Letter of Distributor Agreement between the Company and Marzoli, dated December 16, 1999. (Incorporated by reference to Exhibit 10(d) contained in the Company's Quarterly Report on Form 10-Q for quarter ended January 1, 2000, File No. 0-8544, filed with the Commission on February 15, 2000 (the "January 1, 2000 Form 10-Q").)
  10.11 Letter Agreement between Speizman Yarn Equipment, Inc. and Margasa, dated June 15, 1999. (Incorporated by reference to
               Exhibit 10.10 contained in the 1999 Form 10-K.)
  10.12 Letter Agreement between Speizman Yarn Equipment, Inc. and Meccanica Carresi, dated June 15, 1999. (Incorporated by reference to Exhibit 10.11 contained in the 1999 Form 10-K.)
  10.13 Agency Agreement by and between U.T.I.T. S.p.A. and the Company, dated as of March 22, 2000.

  10.14 Memorandum of understanding and agreement between Shanghai P & E Import and Export Co., Ltd. and the Company, dated February 24, 2000.
  10.15 Split Dollar Insurance Agreement, dated January 15, 1992, between the Company and Richard A. Bigger, Jr., Successor Trustee of the Robert S. Speizman Irrevocable Insurance Trust. (Incorporated by reference to Exhibit 10.13 contained in the 1993 Form S-1.)
  10.16 First Amendment to Split Dollar Insurance Agreement, dated September 4, 1996, between the Company and Richard A. Bigger, Jr., Successor Trustee of the Robert S. Speizman Irrevocable Insurance Trust. (Incorporated by reference to Exhibit 10.16.1 contained in the Company's 1996 Form 10-K.)
  10.17 Lease Agreement by and between The Speizman LLC and the Company regarding corporate headquarters and warehouse, dated as of December 1, 1999.
  10.18 First Amendment to Lease Agreement,dated December 1, 1999 by and between The Speizman LLC and the Company, dated as of June 2000.
  10.19* 1981 Incentive Stock Option Plan of the Company. (Incorporated by reference to Exhibit 10.19 contained in the 1993 Form S-1.)
  10.20* 1991 Incentive Stock Option Plan and Amendment to 1981 Incentive Stock Option Plan of the Company. (Incorporated by reference to Exhibit 10.20 contained in the 1993 Form S-1.)
  10.21* 1991 Incentive Stock Option Plan, as Amended and Restated Effective September 20, 1993, of the Company. (Incorporated by reference to Exhibit 10.21 contained in the 1993 Form S-1.)
  10.22* Speizman Industries, Inc. 1995 Stock Option Plan. (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, registration number 333-06287, filed with the Commission on June 19, 1996.)
  10.23* Speizman Industries, Inc. Nonqualified Stock Option Plan as amended on October 4, 1996. (Incorporated by reference to Exhibit
               99.1 to the Company's Registration Statement on Form S-8, registration no. 333-23503, filed with the Commission on March 18, 1997.)
  10.24* Speizman Industries, Inc. Nonqualified Stock Option Plan as amended on September 29, 1997. (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, registration no. 333-46769, filed with the Commission on February 24, 1998.)
  10.25* Restated Deferred Compensation Agreement, dated May 22, 1989, between the Company and Josef Sklut, as amended by Amendment to Deferred Compensation Agreement, dated December 30, 1992 (the "Deferred Compensation Agreement"). (Incorporated by reference to
               Exhibit 10.27 contained in the 1993 Form S-1.)
  10.26* Restated Trust Agreement, dated May 22, 1989, between the Company and First Citizens Bank and Trust Company, as amended by First Amendment to Trust Agreement dated December 30, 1992, relating to the Deferred Compensation Agreement. (Incorporated by reference to Exhibit 10.28 contained in the 1993 Form S-1.)
  10.27* Executive Bonus Plan of the Company, adopted February 2, 1990, as amended March 5, 1990. (Incorporated by reference to Exhibit
               10.29 contained in the 1993 Form S-1.)
  10.28* Executive Bonus Plan of the Company, adopted July 20, 1993. (Incorporated by reference to Exhibit 10.30 contained in the 1993 Form S-1.)
  10.29* Resolutions of the Company's Board of Directors dated November 15, 1995, extending Executive Bonus Plan adopted July 20, 1993. (Incorporated by reference to Exhibit 10.34 contained in the Company's 1995 Form 10-K.)
  10.30 Redemption Agreement between the Company and Robert S. Speizman, dated May 31, 1974, as amended by Modified Redemption Agreement, dated April 14, 1987, Second Modified Redemption Agreement, dated September 30, 1991, and Third Modified Redemption Agreement, dated as of July 14, 1993. (Incorporated by reference to Exhibit
               10.34 contained in the 1993 Form S-1.)
  10.31 Fourth Modified Redemption Agreement between the Company and Robert S. Speizman, dated September 14, 1994. (Incorporated by reference to Exhibit 10.36 contained in the Company's 1995 Form 10-K).
  10.32 NationsBank of North Carolina, National Association $12,000,000 Credit Facility for Speizman Industries, Inc., dated April 19, 1994. (Incorporated by reference to Exhibit 10.45 contained in the 1994 Form 10-K.)
  10.33 1995 Consolidated Amendment Agreement to Loan Agreement and Related Documents dated May, 1995. (Incorporated by reference to
               Exhibit 10.38 contained in the Company's 1995 Form 10-K)
  10.34 1995 Second Consolidated Amendment Agreement to Loan Agreement and Related Documents, dated September 1, 1995. (Incorporated by reference to Exhibit 10.43 contained in the Company's 1996 Form 10-K.)
  10.35 1995 Third Consolidated Amendment Agreement to Loan Agreement and Related Documents, dated October 31, 1995. (Incorporated by reference to Exhibit 10.44 contained in the Company's 1996 Form 10-K.)
  10.36 1996 First Consolidated Amendment Agreement to Loan Agreement and Related Documents, dated May 15, 1996. (Incorporated by reference to Exhibit 10.45 contained in the Company's 1996 Form 10-K.)

  10.37 1996 Second Consolidated Amendment Agreement to Loan Agreement and Related Documents, dated June 26, 1996. (Incorporated by reference to Exhibit 10.46 contained in the Company's 1996 Form 10-K.)
  10.38 1996 Third Consolidated Amendment Agreement to Loan Agreement and Related Documents, dated August 26, 1996. (Incorporated by reference to Exhibit 10.47 contained in the Company's 1996 Form 10-K.)
  10.39 NationsBank $25,000,000 Amended and Restated Credit Facility, dated December 19, 1996. (Incorporated by reference to Exhibit
               10.47 contained in the Company's 1997 Form 10-K.)
  10.40 NationsBank $37,000,000 Amended and Restated Credit Facility, dated July 31, 1997. (Incorporated by reference to Exhibit 10.48 contained in the Company's 1997 Form 10-K.)
  10.41 NationsBank Letter increasing Term Loan by $1.3 million, dated February 4, 1998. (Incorporated by reference to Exhibit 10.55 contained in the Company's 1998 Form 10-K.)
  10.42 1998 First Amendment Agreement to $37,000,000 Amended and Restated Loan Agreement and Term Note dated as of February 6, 1998. (Incorporated by reference to Exhibit 10(a) contained in the Company's January 2, 1999 Form 10-Q.)
  10.43 1998 Second Amendment Agreement to $37,000,000 Amended and Restated Loan Agreement and Term Note dated as of December 30, 1998. (Incorporated by reference to Exhibit 10(b) contained in the Company's January 2, 1999 Form 10-Q.)
  10.44 1999 First Amendment Agreement to $37,000,000 Amended and Restated Loan Agreement and Term Note dated as of May 17, 1999. (Incorporated by reference to Exhibit 10.61 contained in the 1999 Form 10-K.)
  10.45 1999 Second Amendment Agreement to $37,000,000 Amended and Restated Loan Agreement and Term Note dated as of August 27, 1999. (Incorporated by reference to Exhibit 10.62 contained in the 1999 Form 10-K.)
  10.46 1999 Third Amendment Agreement to $37,000,000 Amended and Restated Loan Agreement and Term Note dated as of September 27, 1999. (Incorporated by reference to Exhibit 10.63 contained in the 1999 Form 10-K.)
  10.47 1999 Fourth Amendment Agreement to $37,000,000 Amended and Restated Loan Agreement and Term Note dated as of September 30, 1999. (Incorporated by reference to Exhibit 10(a) contained in the Company's Quarterly Report on Form 10-Q for quarter ended September 2, 1999, File No. 0-8544, filed with the Commission on October 16, 1999 (the "September 2, 1999 Form 10-Q").)
  10.48 1999 Fifth Amendment Agreement to $37,000,000 Amended and Restated Loan Agreement and Term Note dated as of October 29, 1999. (Incorporated by reference to Exhibit 10(a) contained in the Company's January 1, 2000 Form 10-Q.)
  10.49 1999 Sixth Amendment Agreement to $37,000,000 Amended and Restated Loan Agreement and Term Note dated as of November 16, 1999. (Incorporated by reference to Exhibit 10(b) contained in the Company's January 1, 2000 Form 10-Q.)
  10.50 2000 First Amendment Agreement to $37,000,000 Amended and Restated Loan Agreement and Term Note dated as of January 26, 2000. (Incorporated by reference to Exhibit 10(c) contained in the Company's January 1, 2000 Form 10-Q.)
  10.51 2000 Second Amendment Agreement to $37,000,000 Amended and Restated Loan Agreement and Term Note dated as of February 29, 2000. (Incorporated by reference to Exhibit 10(a) contained in the Company's Quarterly Report on Form 10-Q for quarter ended April 1, 2000, File No. 0-8544, filed with the Commission on May 15, 2000 (the "April 1, 2000 Form 10-Q").)
  10.52 2000 Third Amendment Agreement to $37,000,000 Amended and Restated Loan Agreement and Term Note dated as of May 9, 2000.
  10.53 Credit Facility Agreement by and between the Company and its subsidiaries and SouthTrust Bank, N.A., dated as of May 31, 2000.
  10.54 Stock Purchase Agreement, dated as of July 31, 1997, by and among Speizman Industries, Inc. and Wink Davis, Jr., C. Alexander Davis, Wingfield Austin Davis IIII, Taylor Ferrell Davis, Allison Davis Jabaley, Matthew Worley Davis, Amy Butler Davis and Kyle Alexander Davis. (Incorporated by reference to Exhibit 3 contained in the Company's Current Report on Form 8-K, File No. 0-8544, filed on August 14, 1997.)
  10.55 Dealer Agreement by and between Pellerin Milnor Corporation and Wink Davis Equipment Company, Inc. ("Wink Davis"), dated July 1, 1989, relating to the Company's distribution of machines primarily in the southeastern United States and the Chicago, Illinois area. (Incorporated by reference to Exhibit 10.50 contained in the Company's 1997 Form 10-K.)
  10.56 Distributor Agreement by and between Chicago Dryer Corporation ("CDC") and Wink Davis, dated January 1, 1994, relating to the distribution of certain items of CDC's commercial laundry equipment. (Incorporated by reference to Exhibit 10.51 contained in the Company's 1997 Form 10-K.)

  10.57 Atlanta Commercial Board of Realtors Standard Commercial Lease Agreement by and among Davis Brothers Venture and Wink Davis, dated July 31, 1997 relating to the Atlanta, Georgia area. (Incorporated by reference to Exhibit 10.52 contained in the Company's 1997 Form 10-K.)
  10.58 Atlanta Commercial Board of Realtors Standard Commercial Lease Agreement by and among Davis Brothers Venture and Wink Davis, dated July 31, 1997 relating to the Charlotte, North Carolina area. (Incorporated by reference to Exhibit 10.53 contained in the Company's 1997 Form 10-K.)
  10.59 Atlanta Commercial Board of Realtors Standard Commercial Lease Agreement by and among Davis Brothers Venture and Wink Davis, dated July 31, 1997 relating to the Wooddale, Illinois area. (Incorporated by reference to Exhibit 10.54 contained in the Company's 1997 Form 10-K.)
  10.60 Atlanta Commercial Board of Realtors Standard Commercial Lease Agreement by and among Davis Brothers Venture and Wink Davis, dated July 31, 1997 relating to the Chester, Virginia area. (Incorporated by reference to Exhibit 10.55 contained in the Company's 1997 Form 10-K.)
  10.61 Lease Agreement by and between The Speizman LLC, II and Wink Davis Equipment Company, Inc., dated as of March 1, 2000 relating to the Wink Davis Charlotte, North Carolina office.
  10.62 Letter Agreement by the Company and Wink Davis relating to the Charlotte, North Carolina, Richmond, Virginia and Chicago, Illinois locations, dated August 10, 1999. (Incorporated by reference to Exhibit 10.71 contained in the Company's 1999 Form 10-K.)
  10.63        Earnout Agreement by and among Speizman Industries, Inc. and C.
               Alexander Davis, Amy Butler Davis, Taylor Ferrell Davis and Kyle Alexander Davis, dated July 31, 1997. (Incorporated by reference to Exhibit 10.56 contained in the Company's 1997 Form 10-K.)
  10.64 Stock Purchase Agreement, dated as of February 6, 1998, by and among Speizman Industries, Inc. and William H. Todd, Leon Locklear, Marion C. Todd and Joseph L. Collins. (Incorporated by reference to Exhibit 10.64 contained in the Company's 1998 Form 10-K.)
  10.65        Agreement to Lease between Todd Motion Controls, Inc. and Douglas
               I. Cook, et al., dated September 1, 1996, for the Patterson Avenue facility. (Incorporated by reference to Exhibit 10.66 contained in the Company's 1998 Form 10-K.)
  10.66        Agreement to Lease between Todd Motion Controls, Inc. and Douglas
               I. Cook, et al., dated September 3, 1999, for the Patterson Avenue facility. (Incorporated by reference to Exhibit 10.76 contained in the Company's 1999 Form 10-K.)
  10.67 Letter of Intent regarding licensing agreement between TMC and SRA srl dated July 31, 2000.

  21           List of Subsidiaries
  23           Consent of BDO Seidman
  27           Financial Data Schedule


----------------

* Represents a management contract or compensatory plan or arrangement of the Registrant.