Form 10-Q
period 2000-09-30
SPEIZMAN INDUSTRIES INC
filed 2000-11-14
CIK 92827

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2000

                                       OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                           Commission File No. 0-8544

                            SPEIZMAN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                               56-0901212
------------------------------                               -------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

         701 Griffith Road                                          28217
----------------------------------------                     -------------------
      Charlotte, North Carolina                                   (Zip Code)
(Address of principal executive offices)

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

                       YES  X                  NO
                           ---                     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                          Outstanding at
   Class of Common Stock                                 November 3, 2000
   ---------------------                                 ----------------
 Par value $.10 per share                                    3,252,428

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                      INDEX




                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheets.......................      3 - 4

         Consolidated Condensed Statements of Operations.............          5

         Consolidated Condensed Statement of Comprehensive Income ...          6

         Consolidated Condensed Statements of Cash Flows.............          7

         Notes to Consolidated Condensed Financial Statements........     8 - 10

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations.............    11 - 17

PART II. OTHER INFORMATION:

   Item 6.  Exhibits and reports on Form 8-K.........................         18

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                       September 30,     July 1,
                                                                           2000           2000
                                                                       -------------  -----------
                                                                        (Unaudited)    (Audited)
                                 ASSETS
CURRENT:
   Cash and cash equivalents                                            $         -   $   713,754
   Accounts receivable, less allowances of
       $689,986 and $601,805                                             18,943,694    30,722,678
   Inventories                                                           19,599,837    16,489,494
   Prepaid expenses and other current assets                              4,848,358     6,181,283
                                                                       -------------  -----------
     URRENT ASSETS                                                       43,391,889    54,107,209
                                                                       -------------  -----------
PROPERTY AND EQUIPMENT:
   Building and leasehold improvements                                    7,337,706     7,310,261
   Machinery and equipment                                                1,016,656     1,008,656
   Furniture, fixtures and transportation equipment                       1,778,708     1,779,829
                                                                       -------------  -----------
      Total                                                              10,133,070    10,098,746
   Less accumulated depreciation and amortization                        (2,327,218)   (2,092,204)
                                                                       -------------  -----------
       NET PROPERTY AND EQUIPMENT                                         7,805,852     8,006,542
                                                                       -------------  -----------
INCOME TAX RECEIVABLE, LONG TERM                                          1,789,813             -
OTHER LONG-TERM ASSETS                                                      858,951       910,897
INTANGIBLES, NET OF ACCUMULATED AMORTIZATION                              5,120,410     5,230,410
                                                                       -------------  -----------
                                                                        $58,966,915   $68,255,058
                                                                       =============  ===========

     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                       September 30,     July 1,
                                                                           2000           2000
                                                                       -------------  -----------
                                                                        (Unaudited)    (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank overdraft                                                      $   344,058    $         -
   Accounts payable                                                     15,052,133     20,196,790
   Customers' deposits                                                   4,177,281      3,351,778
   Accrued liability - cash flow derivatives                             1,324,680              -
   Accrued expenses                                                      1,163,925      1,491,593
   Current maturities of long-term debt                                    904,332        884,996
                                                                       -----------    -----------
       TOTAL CURRENT LIABILITIES                                        22,966,409     25,925,157
Long-term debt                                                             257,498        458,001
Note Payable - bank line of credit                                      11,488,000     13,800,000
Obligation under capital lease                                           4,568,501      4,581,593
                                                                       -----------    -----------
       TOTAL LIABILITIES                                                39,280,408     44,764,751
                                                                       -----------    -----------
STOCKHOLDERS' EQUITY:
   Common stock - par value $.10; authorized 20,000,000
      shares, issued 3,393,228, outstanding 3,252,428                      339,323        339,323
   Additional paid-in capital                                           13,045,200     13,045,200
   Accumulated other comprehensive loss                                 (2,020,142)             -
   Retained earnings                                                     8,908,949     10,692,607
                                                                       -----------    -----------
      Total                                                             20,273,330     24,077,130
   Treasury stock, at cost, 140,800 shares                                (586,823)      (586,823)
                                                                       -----------    -----------
       TOTAL STOCKHOLDERS' EQUITY                                       19,686,507     23,490,307
                                                                       -----------    -----------
                                                                       $58,966,915    $68,255,058
                                                                       ===========    ===========

     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                  (Unaudited)
                                                            For the Three Months Ended
                                                   ----------------------------------------
                                                   September 30, 2000      October 2, 1999
                                                        (13 Weeks)             (13 Weeks)
                                                   ------------------      ---------------
REVENUES                                               $20,895,881           $27,551,666
                                                   ------------------      ---------------
COSTS AND EXPENSES:
     Cost of sales                                      19,348,129            22,567,407
     Selling expenses                                    2,011,067             2,147,351
     General and administrative expenses                 1,880,893             1,796,343
                                                   ------------------      ---------------
        Total costs and expenses                        23,240,089            26,511,101
                                                   ------------------      ---------------
                                                        (2,344,208)            1,040,565
NET INTEREST EXPENSE                                       511,404               386,790
                                                   ------------------      ---------------

     Income (loss) before taxes on income               (2,855,612)              653,775

TAXES (BENEFIT) ON INCOME (LOSS)                        (1,071,954)              263,000
                                                   ------------------      ---------------
NET INCOME (LOSS)                                      $(1,783,658)          $   390,775
                                                   ==================      ===============
Basic earnings (loss) per share                        $     (0.55)          $      0.12
Diluted earnings (loss) per share                      $     (0.55)          $      0.12
Weighted average shares outstanding:
    Basic                                                3,252,428             3,228,706
    Diluted                                              3,252,428             3,290,707


     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE INCOME



For the quarter ended September 30, 2000                      Pretax (expense)         Tax Benefit         After-Tax Loss
                                                             ------------------     -----------------    -----------------
Net loss ...............................................                                                 $     (1,783,658)
Other income (loss):
    Cumulative effect of adopting SFAS 133 as of
       July 2, 2000 ....................................     $      (1,997,842)     $         799,136          (1,198,706)
    Change in fair value of cash flow hedge contracts...            (1,369,061)               547,625            (821,436)
                                                             ------------------     -----------------    -----------------
    Total other income (loss) ..........................     $      (3,366,903)     $       1,346,761          (2,020,142)
                                                             ------------------     -----------------    -----------------
Comprehensive loss .....................................                                                 $     (3,803,800)
                                                                                                         =================


     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     (Unaudited)
                                                                            ------------------------------
                                                                              For the Three Months Ended
                                                                            ------------------------------
                                                                              09-30-00          10-02-99
                                                                             (13 Weeks)         (13 Weeks)
                                                                            ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                       $(1,783,658)       $   390,775
Adjustments to reconcile net income (loss) to cash used
    by operating activities:
      Depreciation and amortization                                            ,362,362            364,269
      Provision for losses on accounts receivable                               100,950             37,204
      Provision for inventory obsolescence                                      367,406            226,190
      Gain on disposal of assets                                                   (658)            (3,699)
      (Increase) decrease in:
        Accounts receivable                                                  11,678,034            711,943
        Inventories                                                          (3,477,749)        (2,531,361)
        Prepaid expenses and other current assets                              (729,648)           (49,410)
        Other assets                                                           (391,105)            33,277
      Increase (decrease) in:
        Accounts payable and bank overdraft                                  (4,800,599)        (4,819,173)
        Accrued expenses and customers' deposits                                497,835           (188,212)
                                                                            ------------       -----------
      Net cash provided (used) in operating activities                        1,826,170         (5,828,197)
                                                                            ------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                        (38,323)           (97,606)
    Proceeds on sale of assets                                                    4,658              4,837
                                                                            ------------       -----------
      Net cash used in investing activities                                     (33,665)           (92,769)
                                                                            ------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payments) on line of credit agreement                    (2,312,000)         6,400,000
    Principal payments on long-term debt                                       (194,259)          (384,610)
                                                                            ------------       -----------
      Net cash provided (used) by financing activities                       (2,506,259)         6,015,390
                                                                            ------------       -----------
NET INCREASE (DECREASE) IN CASH                                                (713,754)            94,424
CASH AND CASH EQUIVALENTS at beginning of period                                713,754            642,167
                                                                            ------------       -----------
CASH AND CASH EQUIVALENTS at end of period                                  $         -        $   736,591
                                                                            ============       ===========

Supplemental Disclosures:
    Cash paid during period for:
      Interest                                                              $   474,653        $   358,295
      Income taxes                                                               40,200             10,639


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

           The accounting policies followed by the Registrant are set forth on page F-6 of the Registrant's Form 10-K for the fiscal year ended July 1, 2000, which is incorporated by reference.

Note 2.    Comprehensive Income (Loss)

           Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income, requires the disclosure of comprehensive income, which includes, in addition to net income, other comprehensive income consisting of unrealized gains and losses which bypass the traditional income statement and are recorded directly into a separate section of shareholders' equity on the balance sheet. The components of other comprehensive income for the Company consist of unrealized gains and losses relating to foreign currency contracts treated as cash flow hedges for accounting purposes.

Note 3.   Inventories

          Inventories consisted of the following:

                                                               September 30,                 July 1,
                                                                  2000                        2000
                                                               -------------               -----------
                                                                (Unaudited)                 (Audited)
           Machines                                             $13,662,755                $11,289,844
           Parts and supplies                                     5,937,082                  5,199,650
                                                                -----------                -----------
                Total                                           $19,599,837                $16,489,494
                                                                ===========                ===========

Note 4.    Taxes on Income

           Taxes on income are allocated to interim periods on the basis of an estimated annual effective tax rate. Other comprehensive losses are net of an estimated deferred tax benefit of approximately $1.3 million for the quarter ending September 30, 2000.

Note 5.    Net Income (Loss) Per Share

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

Note 6.    Intangibles

           Goodwill is calculated as the excess cost of purchased businesses over the value of their underlying net assets and is being amortized on a straight-line basis over fifteen years.

Note 7.    Risk Management and Derivative Financial Instruments

           Effective July 2, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFAS No. 137, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement became effective for all fiscal quarters beginning after June 15, 2000.

           The statement requires the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in comprehensive income (equity) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. In transition, the statement required all hedging relationships to be evaluated and designated anew, resulting in cumulative-effect-type transition adjustments to earnings and other comprehensive income (equity).

           The Company has historically entered into forward exchange contracts to reduce the foreign currency exchange risks associated with its committed and anticipated lira denominated purchases, and not for speculation. As of July 2, 2000, the Company had contracts to purchase approximately 83.3 billion lira for approximately $46.3 million, for which the market value at July 2, 2000 was approximately $41.2 million. Of these contracts, the Company has designated approximately 37 billion lira as cash flow hedges for anticipated purchases and approximately 46.3 billion lira as fair value hedges for committed purchase contracts. For fair value hedges, changes in the fair value of the hedging instrument are recognized in the statement of operations in the period that the underlying hedged transaction is recognized as a sale. For cash flow hedges, changes in the fair value of the hedging instrument are deferred and recorded in other comprehensive income (equity), then recognized in the statement of operations in the same period as the sale is recognized on the hedged item.

           The following details the components of other comprehensive income
           (loss) related to changes in the fair value associated with the Company's cash flow hedges:

                  Cumulative effect, net of income tax benefit, of
                      adopting SFAS 133, as of July 2, 2000 ...................          $(1,198,706)
                  Change in fair value of cash flow hedge contracts from
                      further lira devaluation for the quarter ending
                      September 30, 2000, net .................................             (821,436)
                                                                                         ------------
                  Balance at September 30, 2000 ...............................          $(2,020,142)
                                                                                         ============

Note 8.    Line of Credit

           On November 13, 2000, the Company amended its agreement with SouthTrust Bank, N.A. for its revolving credit facility maturing on May 31, 2003. The term of the amendments as stated in the amended agreement shall remain in effect until June 30, 2001, or later by the election of the Bank. The amended agreement provides for a revolving credit facility up to $20 million and an additional line of credit for issuance of Documentary Letters of Credit of $7.5 million. The availability under this facility is limited to a borrowing base as defined in the amended agreement. The $20.0 million Revolving Credit Facility also incorporates a $2.0 million line of credit specific for funding uncommitted foreign currency cash flow hedge contracts that mature in various amounts primarily during the months of December 2000 through April 2001.

            Amounts outstanding under the amended line of credit are broken down into two components for the calculation of interest expense: the London Interbank Offered Rate (LIBOR) component that accrues interest at the LIBOR rate plus 3%, and a base rate component that accrues interest at prime plus 1 1/4%. Prior to the amendment and based upon the Company's funded debt as defined in the original agreement, the LIBOR component accrued interest at the LIBOR rate plus 1 1/2% to 2 1/2%, and the base rate component accrued interest at prime plus 0% to 1%. The rates are scaled based upon the Company's funded debt as defined in the original agreement.

            The amended Credit Facility waives certain covenants that the Company was not in compliance with as of the September 30, 2000 as stated in the original agreement and contains specific covenants that require, among other things, the Company to maintain a specified level of earnings, tangible net worth, and debt to equity ratios in each of the three quarters for the balance of fiscal year 2001. The facility is secured by accounts receivable, inventory and outstanding Documentary Letters of Credit.

Note 9.     Segment Information

            The Company operates primarily in two segments of business, textile equipment and laundry equipment and services. The table below summarizes financial data by segment:

                                                                         For the Three Months Ended
                                                                      --------------------------------
                                                                        09-30-00            10-02-99
                                                                      -----------         ------------
              Total revenues for the period ended
                    Textile equipment  .......................        $13,536,630         $19,223,927
                    Laundry equipment and services ...........          7,359,251           8,327,739
                                                                      -----------         -----------
                                                                      $20,895,881         $27,551,666
               Income before interest and taxes for
                 the period ended
                    Textile equipment  .......................        $(2,361,326)        $   909,458
                    Laundry equipment and services ...........             17,118             131,107
                                                                     ------------       -------------
                                                                      $(2,344,208)        $ 1,040,565
               Total assets  for the period ended
                    Textile equipment  .......................        $45,478,433         $41,541,453
                    Laundry equipment and services ...........         13,488,482          12,585,909
                                                                     ------------        ------------
                                                                      $58,966,915         $54,127,362
                                                                     ============        ============

Note 10.   Subsequent Event

           Subsequent to September 30, 2000, the lira has continued to devalue in relation to the U.S. dollar. On November 13, 2000, the Company commenced entering into offsetting foreign currency derivatives in order to fix its exposure on the foreign currency contracts associated with its cash flow hedges. As of November 13, 2000, and in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS
           133), as amended by SFAS No. 137, the cash flow hedges are deemed ineffective for hedge purposes. Accordingly, the Company expects to report in its statement of operations for the second quarter of fiscal year 2001 a recognized loss on the settlement of cash flow derivatives in the range of $3.8 million to $4.0 million, before income tax benefit.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
-------
Speizman Industries, Inc. and subsidiaries (collectively the "Company") is a major distributor operating through six companies: Speizman Industries, Inc. ("Speizman"), Wink Davis Equipment Co., Inc. ("Wink Davis"), Todd Motion Controls, Inc. ("TMC"), Speizman Yarn Equipment, Inc. ("Speizman Yarn"), Speizman Canada, Inc. ("Speizman Canada") and Speizman de Mexico S.A. de C.V. ("Speizman Mexico"). Speizman Industries, Speizman Canada and Speizman Mexico (collectively "Speizman Industries") distributes sock knitting machines, other knitting equipment and related parts. Wink Davis sells commercial and industrial laundry equipment, including the distribution of machines and parts as well as installation and after sales service. TMC assembles, distributes and services automated boarding, finishing and packaging equipment used in the sock manufacturing industry. Commencing in January 2001, the Company expects to source TMC and other related automation equipment in connection with its intent to license TMC patents to an unrelated party. Speizman Yarn distributes equipment and related parts used in the yarn processing industry.

DISCLOSURE ABOUT FOREIGN CURRENCY LOSSES
----------------------------------------
Generally, Speizman Industries' purchases of foreign manufactured machinery and spare parts for resale are denominated in Italian lira. As part of its risk management programs, the Company historically has used forward exchange contracts to protect against the currency exchange risk associated with the Company's anticipated and firm commitments of lira-denominated purchases for resale. In cases where anticipated or firm commitments are cancelled or postponed that were previously hedged with foreign currency contracts, the utilization of these forward exchange contracts on future purchases may positively or negatively affect the earnings of the Company, depending upon the position of the U.S. dollar against the lira at the time of the actual purchases.

The Company cancelled or postponed orders during calendar year 2000 due to unanticipated delays associated with the closed toe machines as well as cancellations by customers who had signed sales orders with the Company for closed toe hosiery and knitted fabric equipment. Associated with these cancelled purchase orders, the Company had committed to purchase contracts of approximately 76 billion lira. The Company has determined that the utilization of this lira during fiscal year 2001 coupled with the continual strengthening position of the dollar will have a significant adverse effect on net income during fiscal year 2001. The adverse effect on earnings during the first quarter ending September 30, 2000 was approximately $1.3 million. The Company anticipates, based upon its currently projected sales and its current outstanding fair value hedge contracts associated with purchase commitments that a consistent adverse effect should continue over the remainder of the fiscal year 2001 amounting to reduced net income of approximately $2.7 million during this period.

Additionally, of the 76 billion lira contracts associated with the cancelled purchase orders, approximately 37 billion lira remain uncommitted and are treated as cash flow hedges for accounting purposes. For cash flow hedges, changes in the fair value of the hedging instrument are deferred and recorded in other comprehensive income (equity), then recognized in the statement of operations in the same period as the sale is recognized on the hedged item. The amount recognized as a component of other comprehensive loss as of September 30, 2000 was approximately $3.3 million, less tax benefit of approximately $1.3 million.

The following details the components of other comprehensive income (loss) related to changes in the fair value associated with the Company's cash flow hedges as of September 30, 2000:

    Cumulative effect, net of income tax benefit as of
        July 2, 2000 ............................................     $(1,198,706)
    Change in fair value of cash flow hedge contracts
        from further lira devaluation for the quarter
        ending September 30, 2000, net ..........................        (821,436)
                                                                      ------------
    Balance at September 30, 2000 ...............................     $(2,020,142)
                                                                      ============

In light of the lira continuing to devalue against the dollar, on November 13, 2000, the Company commenced entering into offsetting foreign currency derivatives in order to fix its exposure on the foreign currency contracts associated with its cash flow hedges. As of November 13, 2000, and in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFAS No. 137, the cash flow hedges are deemed ineffective for hedge purposes. Accordingly, the Company expects to report in its statement of operations for the second quarter of fiscal year 2001 a recognized loss on the settlement of cash flow derivatives in the range of $3.8 million to $4.0 million.

In summary, the total losses associated with the utilization of the Company's fair value hedge contracts and the settlement of its cash flow hedges are projected to be in the range of approximately $7.8 million to $8.0 million for fiscal year 2001, before tax benefit. In the future, currency fluctuations of the lira could result in substantial price level changes and therefore impede or promote import/export sales and substantially impact profits. Generally, the Company is not able assess the quantitative effect that such currency fluctuations could have upon the Company's operations. There can be no assurance that fluctuations in foreign currency exchange rates will not have a significant adverse effect on Speizman Industries' future operations. In addition, the Company is continually evaluating other alternatives to limit its risk on foreign currency fluctuations including future foreign purchases denominated in U.S. dollars.

RESULTS OF OPERATIONS
---------------------
Revenues for the Company's first fiscal quarter were $20.9 million, a decrease of approximately $6.7 million as compared to the same quarter of the prior fiscal year. Sales of textile equipment and laundry equipment decreased by approximately $5.7 million and $1.0 million, respectively.

The largest component of the decrease relates to knitted fabric equipment sales. Knitted fabric equipment includes the Santoni line for producing ladies' seamless apparel. Revenues for knitted fabric equipment decreased by approximately $6.7 million. This decrease is largely related to the reduced market demand in this category. This decrease was offset by higher sales of hosiery equipment including some deliveries of closed toe equipment. The decrease in laundry equipment was anticipated and is due to the timing of completion on certain installation projects that should be recognized in subsequent periods.

Cost of sales as a percentage of revenues increased unfavorably to 92.6% in the first fiscal quarter compared to 81.9% for the same period in the prior year. The primary increase in total cost of sales was primarily attributable to increased costs of approximately $1.3 million on lira-denominated equipment and parts sales. The cost increase resulted from the continual devaluation of the lira over the past twelve months, and the Company utilizing foreign exchange contracts that had a higher effective cost in U.S. dollars than current Lira market rates at time of purchase (refer to further discussion under Disclosure of Foreign Currency Losses).

The increase relating to the devaluation of the lira amounts to 6.5% of the total cost of sales percentage of total revenues in the first fiscal quarter compared to the same period in the prior year.

An increase in the cost of sales of approximately $480,000, or as a percentage of total revenues of 2.3%, is attributable to one-time costs associated with severance expenses of the planned discontinuation of the TMC manufacturing operation and the elimination of personnel in the hosiery rebuild department as well as reserves for potential write downs on TMC inventory. The remaining increase in cost of sales of $400,000 or as a percentage of total revenues of 1.9%, is due to reduced margins realized from lower selling prices in the knitted fabric equipment in the current fiscal quarter sales compared with the same period in the prior year due to current market pressures and reduced demands.

Selling expenses decreased approximately $136,000 compared with the first quarter of last year. Selling expenses as a percentage of revenues increased unfavorably to 9.6% in the first quarter compared to 7.8% for the same period last year. This was principally due to lower sales volume and selling expenses such as personnel that are fixed in nature.

Variable selling expenses, such as commissions, also increased marginally as a percentage of revenue compared with the same period last year due to a greater mix of laundry equipment in the current quarter compared to the same period in the prior year. Commissions on laundry equipment sales are generally higher compared to commissions on sales of textile equipment.

General and administrative expenses for the quarter ended September 30, 2000 were approximately $1,881,000, which were comparable to $1,796,000 in the prior year. Interest expense is shown net of interest income. Net interest expense in the current fiscal quarter was approximately $511,000 as compared to approximately $387,000 for the same period last year. This increase is primarily due to higher interest expense related to the capital lease obligation on the Company's main facilities as a result of the additional warehouse space completed during the prior fiscal year.

Income tax benefit in the current fiscal year was approximately $1,072,000, a rate of 37.6% as compared to an effective rate of 40.2% in the prior year.

Net loss for the first quarter was approximately $1,784,000 or $0.55 per share both basic and diluted. In the first quarter of the prior fiscal year, the net income was approximately $391,000 or $0.12 per share both basic and diluted.

OUTLOOK
-------

The Company Expects to Report a Significant Loss for the Fiscal Year 2001-Principally as a result of the losses associated with the Company's utilization of foreign currency hedge derivatives (refer to further discussion under Disclosure about Foreign Currency Losses), the Company is projecting a significant net loss for the fiscal year 2001.

Hosiery Equipment - The closed toe machine produced by Lonati has taken longer than anticipated to finalize an acceptable production model. Lonati will be sending Speizman nine of their latest version closed toe machines during the first part of December 2000. The Company anticipates that this new version of closed toe machines will be more commercially acceptable than the previous generation and could gradually replace most of the conventional athletic sock machines in the United States and Canada over the next two to four years.

Knitted Fabric Equipment - After its introduction over two years ago, the market demand for seamless actionwear machines has leveled off dramatically. The Company does not feel that this is the end of the demand for seamless type garments. However, it now appears that only the large, well-capitalized underwear and lingerie firms who have significant resources with brand names and direct relationships with major retail outlets will have the ability to purchase significant quantities of additional seamless garment machines. However, with the seamless bodywear and actionwear, there is a significant amount of sample design, styling and product development involved in launching these garments. In order to complement its equipment product offering, Speizman Industries has developed a Sample Design Service, which will allow our customers to develop their product lines with complete confidentiality at Speizman's showroom facility in Charlotte.

TMC - In August, the Company announced its letter of intent to license TMC patents and other intellectual property to S.R.A. srl ("SRA") of Florence, Italy, a division of the Lonati Group. Associated with this arrangement, the Company began closing its manufacturing operation in Winston-Salem. As of September 30, 2000, the Company incurred one-time costs of approximately $350,000 related to its planned closure. The Company expects to source TMC and other automation equipment from SRA commencing in January 2001. The license arrangement provides for fees to Speizman of $2 million payable quarterly over the contract period of four years.

Yarn Processing Equipment - Speizman Industries maintains a presence in the yarn processing industry through its sales of new and used equipment and related parts. The Company has obtained exclusive distribution agreements with several manufacturers of new equipment. The Company believes the most promising of the new machines is the ring spinning frames produced by Shanghai Erfrangi of Shanghai, China. At the date of this writing, the first of these ring spinning frames has been installed in a major producer of ring spun yarn in North Carolina. The Shanghai machine has automation features similar to European machines and sells for a lower price. A testing period is expected to last approximately six months to determine the quality of the yarn produced and how the machine holds up under mill conditions.

In addition, our Yarn Division is now sourcing parts directly from machine shops in Europe for various yarn processing machines which are sold by other people in the United States. Although this business is relatively new, based upon the Company's limited experience, it believes this business shows good potential and it intends to grow it at a steady rate. Revenues from used yarn processing equipment sales are contingent upon having an adequate availability of such equipment and products. Frequently the company may purchase substantial portions of equipment from liquidating mills.

Wink Davis - No significant changes are anticipated in the laundry equipment and services segment. The backlog as of September 30, 2000 was approximately $2 million greater than the amount as of the same period last year due to several installation projects currently in progress. Competition continues to put pressure on margins.

Other Areas of Development - The Company continually explores opportunities for additional growth including new relationships with manufacturers that have competitive product offerings in its existing market channels. Recently, the Company was named exclusive distributor by Tecnopea commencing in January 2001 which manufactures state of the art equipment for boarding, pairing and packaging that previously competed with TMC. The Company is also reviewing its overhead structure as well as any nonperforming lines that should be eliminated. During October, the Company announced its circular fabric division would be eliminated by the end of the calendar year 2000. The elimination of this division is anticipated to reduce costs, primarily in personnel, by $300,000 annually, commencing in January 2001.

BACKLOG
-------
As of November 3, 2000, the Company's backlog of unfilled orders was approximately $38 million. The period of time required to fill orders varies depending on the model ordered, manufacturers' production capabilities, availability of overseas shippers, etc. The Company typically fills its backlog within 12 months; however, orders constituting the current backlog are subject to customer cancellation, changes in delivery and machine performance. As a result, the Company's backlog may not necessarily be indicative of future revenue. In addition, the Company's current backlog will not necessarily lead to revenues in any future period. Any cancellation, delay or change in orders which constitute our current or future backlog may result in lower than expected revenues.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
On November 13, 2000, the Company amended its agreement with SouthTrust Bank, N.A. for its revolving credit facility maturing on May 31, 2003. The term of the amendments as stated in the amended agreement shall remain in effect until June 30, 2001, or later by the election of the Bank. The amended agreement provides for a revolving credit facility up to $20 million and an additional line of credit for issuance of Documentary Letters of Credit of $7.5 million. The availability under this facility is limited to a borrowing base as defined in the amended agreement. The $20.0 million Revolving Credit Facility also incorporates a $2.0 million line of credit specific for funding uncommitted foreign currency cash flow hedge contracts that mature in various amounts primarily during the months of December 2000 through April 2001. The Company expects the Bank's revolving line of credit to provide sufficient funds for its working capital needs for the balance of the year based upon the Company's latest estimates.

Working capital at September 30, 2000 was approximately $20.4 million as compared to $28.2 million as of July 1, 2000, a decrease of $7.8 million. Approximately $3.3 million of the decrease is due to the reporting of an accrued liability relating to the change in fair value associated with the Company's foreign currency cash flow derivatives recognized in other comprehensive loss (equity).

For the three months ending September 30, 2000, operating activities provided approximately $1.8 million as compared to using approximately $5.8 million for the same period in the prior year. Investing activities were minimal, with only limited capital expenditures. No significant capital expenditures are anticipated in the near future.

Financing activities used approximately $2.5 million during the first quarter of the current year. The primary use of financing was for payments on the Company's line of credit.

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

EFFECTS OF INFLATION AND CHANGING PRICES
----------------------------------------
Management believes that inflation has not had a material effect on the Company's operations.

DISCLOSURE ABOUT FOREIGN CURRENCY RISK
--------------------------------------
Generally, Speizman Industries' purchases of foreign manufactured machinery and spare parts for resale are denominated in Italian lira. Currency fluctuations of the lira could result in substantial price level changes and therefore impede or promote import/export sales and substantially impact profits. Generally, the Company is not able to assess the quantitative effect that such currency fluctuations could have upon the Company's operations. There can be no assurance that fluctuations in foreign currency exchange rates will not have a significant adverse effect on Speizman Industries' future operations. Please refer to Disclosure about Foreign Currency Losses.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
---------------------------------------------------------
The Company is exposed to market risks, which include changes in U.S. and international interest rates as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other. The Company attempts to reduce these risks by utilizing financial instruments, pursuant to Company policies.

The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's revenues (as expressed in U.S. dollars), cost of sales, gross margins, operating expenses, and retained earnings. Where the Company deems it prudent, it engages in hedging those transactions aimed at limiting in part the impact of currency fluctuations. As discussed in the Disclosure about Foreign Currency Losses, the Company purchases forward exchange contracts to protect against currency exchange risks associated with the Company's anticipated and firm commitments of lira-dominated purchases for resale.

These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets, and availability of hedging instruments. All currency contracts that are entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against the lira in which the Company has anticipated purchase commitments, the Company's earnings could be adversely affected if future sale prices cannot be increased because of market pressures.

The Company is also subject to interest rate exposure on $11.5 million of debt outstanding at September 30, 2000 that was priced at interest rates that float with the market. Reference is made to Note 8 for additional information.

NOTE REGARDING PRIVATE SECURITIES LITIGATION REFORM ACT
-------------------------------------------------------
Statements made by the Company which are not historical facts are forward looking statements that involve risks and uncertainties. Actual results could differ materially from those expressed or implied in forward-looking statements due to the factors discussed below. All such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.

OTHER RISK FACTORS
------------------
Dependence on Lonati - The Company's operations are substantially dependent on the net revenues generated from the sale of sock knitting and other machines manufactured by both Lonati and Santoni, S.r.l., Brescia, Italy ("Santoni"), one of Lonati's subsidiaries, and the Company expects this dependence to continue. Sales of sock knitting and other machines manufactured by Lonati and Santoni generated an aggregate of approximately 60% of the Company's net revenues in fiscal 2000. The Company and Lonati entered into their present agreement for the sale of Lonati machines in the United States and Canada in January 1992 and for Mexico in 1997 (the "Lonati Agreements"). Although the Lonati Agreements are not long-term, the Company has acted as the United States sales agent and distributor for certain machines manufactured by Lonati continuously since 1982. The cost to the Company of Lonati machines, as well as the delivery schedule of these machines, are in the discretion of Lonati. Management believes that the Company's relationship with Lonati will continue to be strong as long as the Company generates substantial sales of Lonati machines; however, there can be no assurance that the Company will be able to do so or that the Company's relationship with Lonati will continue or will continue on its present terms. Any decision by Lonati to sell machines through another distributor or directly to purchasers would have a material adverse effect on the Company.

Machine Performance and Delayed Deliveries - During fiscal 2000, the Company experienced issues with machine performance and delays from Lonati in shipments of closed toe knitting machines and Santoni undergarment knitting machines. The Company experienced material cancellations or postponements of orders due to these delays. There can be no assurance that delayed deliveries in the future or issues with machine performance on newer technology will not result in the loss or cancellation of significant orders. The Company also cannot predict situations in Italy such as potential employee strikes or political developments which could further delay deliveries or have other adverse effects on the business of Lonati and the other Italian manufacturers represented by the Company.

Industry Conditions - The Company's business is subject to all the risks inherent in acting as a distributor including competition from other distributors and other manufacturers of both textile and laundry equipment, as well as the termination of profitable distributor-manufacturer relationships.

The Company's laundry equipment segment is subject to the risks associated with new construction in the hospitality industry. Currently, there is a slowdown in construction of new hotels due to excess room availability as a whole. This slowdown could reduce the demand for new equipment product offered by the Company.

The textile segment is subject to the risks associated with certain categories in the textile industry, specifically, for socks, underwear, and actionwear garments. The textile industry risks relating to socks, underwear, and actionwear garments include the impact of style and consumer preference changes. These factors may contribute to fluctuations in the demand for the Company's sock knitting and packaging equipment and knitted fabric equipment products. There is a slowdown in underwear and actionwear garments that commenced during the second half of the last fiscal year. Currently, there also appears to be a slight downturn in the sock industry.

Nasdaq National Market Listing - The Company's Common Stock is presently listed on the Nasdaq National Market and is subject to all requirements of the Company's listing agreement with Nasdaq. Among the events that could cause the Company to have its status as a Nasdaq Market Issuer terminated is a failure to maintain a minimum value of public float of $5.0 million or a failure to maintain a minimum bid price of $1.00. Since November 1, 2000, the minimum value of public float of the Company's common stock has been below $5.0 million.

If the Company loses its Nasdaq National Market status, its common stock might trade in the Nasdaq Small Cap or the over-the-counter market, either of which is viewed by most investors as a less desirable, less liquid marketplace. In such event, the market price of the Common Stock may be adversely impacted and a stockholder may find it difficult to dispose, or obtain accurate quotations as to the market value, of the Company's Common Stock.

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

                                                       SPEIZMAN INDUSTRIES, INC.
                                                             (Registrant)




Date:      November 14, 2000                    /s/  Robert S. Speizman
       -----------------------------     ---------------------------------------
                                                    Robert S. Speizman
                                                        President


Date:      November 14, 2000                    /s/  John C. Angelella
       -----------------------------     ---------------------------------------
                                                     John C. Angelella
                                                  CFO/Secretary-Treasurer