Form 10-Q
period 2000-12-30
SPEIZMAN INDUSTRIES INC
filed 2001-02-13
CIK 92827

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 30, 2000

                                       OR

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                           Commission File No. 0-8544

                            SPEIZMAN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                        Delaware                                 56-0901212
                        --------                                 ----------
             (State or other jurisdiction of                  (I.R.S. Employer
              incorporation or organization)                 Identification No.)
                     701 Griffith Road                             28217
                     -----------------                             -----
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

                                                      Outstanding at
             Class of Common Stock                   February 9, 2001
             ---------------------                   ----------------

            Par value $.10 per share                     3,252,428

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements:

           Consolidated Condensed Balance Sheets.........................  3 - 4

           Consolidated Condensed Statements of Operations...............      5

           Consolidated Condensed Statements of Cash Flows...............      6

           Notes to Consolidated Condensed Financial Statements..........  7 - 9

         Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations................10 - 17


PART II. OTHER INFORMATION:

         Item 6.  Exhibits and reports on Form 8-K.......................     18

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                    December 30,      July 1,
                                                        2000            2000
                                                   -------------   ------------
                                                    (Unaudited)      (Audited)
                                 ASSETS
                                 ------
CURRENT:
   Cash and cash equivalents                         $    70,562    $   713,754
   Accounts receivable, less allowances of
       $760,830 and $601,805                          18,099,013     30,722,678
   Inventories                                        20,775,356     16,489,494
   Prepaid expenses and other current assets           4,281,327      6,181,283
                                                   -------------   ------------
       TOTAL CURRENT ASSETS                           43,226,258     54,107,209
                                                   -------------   ------------

PROPERTY AND EQUIPMENT:
   Building and leasehold improvements                 7,336,153      7,310,261
   Machinery and equipment                             1,137,559      1,008,656
   Furniture, fixtures and transportation equipment    1,693,867      1,779,829
                                                   -------------   ------------
      Total                                           10,167,579     10,098,746
   Less accumulated depreciation and amortization     (2,448,509)    (2,092,204)
                                                   -------------   ------------

       NET PROPERTY AND EQUIPMENT                      7,719,070      8,006,542
                                                   -------------   ------------

DEFERRED TAX ASSET, LONG TERM                          2,781,401              -
OTHER LONG-TERM ASSETS                                   764,034        910,897
INTANGIBLES, NET OF ACCUMULATED AMORTIZATION           5,010,410      5,230,410
                                                   -------------   ------------
                                                   $  59,501,173   $ 68,255,058
                                                   =============   ============

     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                              December 30,         July 1,
                                                                 2000               2000
                                                             ------------       ------------
                                                              (Unaudited)         (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                          $ 11,757,200       $ 20,196,790
   Customers' deposits                                          4,893,110          3,351,778
   Accrued liability - foreign currency derivatives               899,202                  -
   Accrued expenses                                             1,232,244          1,291,452
   Deferred revenue                                             2,678,413            200,141
   Current maturities of long-term debt                           837,131            884,996
                                                             ------------       ------------

       TOTAL CURRENT LIABILITIES                               22,297,300         25,925,157

Long-term debt                                                    158,415            458,001
Note Payable - bank line of credit                             14,535,000         13,800,000
Obligation under capital lease                                  4,554,680          4,581,593
                                                             ------------       ------------
       TOTAL LIABILITIES                                       41,545,395         44,764,751
                                                             ------------       ------------


STOCKHOLDERS' EQUITY:
   Common stock - par value $.10; authorized 20,000,000
      shares, issued 3,393,228, outstanding 3,252,428             339,323            339,323
   Additional paid-in capital                                  13,045,200         13,045,200
   Retained earnings                                            5,158,078         10,692,607
                                                             ------------       ------------
      Total                                                    18,542,601         24,077,130
   Treasury stock, at cost, 140,800 shares                       (586,823)          (586,823)
                                                             ------------       ------------
       TOTAL STOCKHOLDERS' EQUITY                              17,955,778         23,490,307
                                                             ------------       ------------
                                                             $ 59,501,173       $ 68,255,058
                                                             ============       ============

     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                            (Unaudited)                       (Unaudited)
                                                    For the Three Months Ended           For the Six Months Ended
                                                 -------------------------------      -------------------------------
                                                   12-30-00           01-01-00          12-30-00           01-01-00
                                                  (13 Weeks)         (13 Weeks)        (26 Weeks)         (26 Weeks)
                                                 ------------       ------------      ------------       ------------
REVENUES                                         $ 17,810,685       $ 32,888,309      $ 38,706,566       $ 60,439,975

COST OF SALES                                      15,405,592         26,430,964        34,753,721         48,998,371
                                                 ------------       ------------      ------------       ------------

GROSS PROFIT                                        2,405,093          6,457,345         3,952,845         11,441,604

SELLING EXPENSES                                    1,812,153          2,354,885         3,823,220          4,502,236

GENERAL AND ADMINISTRATIVE EXPENSES                 2,109,290          2,051,011         3,990,183          3,847,354
                                                 ------------       ------------      ------------       ------------

OPERATING (LOSS) INCOME                            (1,516,350)         2,051,449        (3,860,558)         3,092,014

    Net Interest Expense                              646,720            402,783         1,158,124            789,573
    Loss on settlement of uncommitted
      foreign currency derivative contracts         3,925,947                  -         3,925,947                  -
                                                 ------------       ------------      ------------       ------------

(LOSS) EARNINGS BEFORE
    (BENEFIT) PROVISION FOR
    INCOME TAX                                     (6,089,017)         1,648,666        (8,944,629)         2,302,441

(BENEFIT) PROVISION FOR
    INCOME TAX                                     (2,338,146)           646,000        (3,410,100)           909,000
                                                 ------------       ------------      ------------       ------------

NET (LOSS) EARNINGS                              $ (3,750,871)      $  1,002,666      $ (5,534,529)      $  1,393,441
                                                 ============       ============      ============       ============

Basic (loss) earnings per share                  $      (1.15)      $       0.31      $      (1.70)      $       0.43
Diluted (loss) earnings per share                       (1.15)              0.30             (1.70)              0.42

Weighted average shares
    Outstanding:
    Basic                                           3,252,428          3,240,916         3,252,428          3,234,811
    Diluted                                         3,252,428          3,304,404         3,252,428          3,297,313

     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                    (Unaudited)
                                                          --------------------------------
                                                             For the Six Months Ended
                                                          --------------------------------
                                                            12-30-00           01-01-00
                                                           (26 Weeks)         (26 Weeks)
                                                          -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                     $  (5,534,529)    $    1,393,441
Adjustments to reconcile net income (loss) to cash used
    by operating activities:
      Depreciation and amortization                             722,364            661,746
      Provision for inventory obsolescence                      568,311            301,190
      Provision for losses on accounts receivable               362,907            105,027
      Gain on disposal of assets                                  7,282             (5,715)
      (Increase) decrease in:
        Accounts receivable                                  12,260,758         (3,325,256)
        Inventories                                          (4,854,173)        (5,413,275)
        Prepaid expenses and other current assets             1,859,258          2,162,903
        Other assets                                            146,863           (153,500)
        Deferred tax asset, long term                        (2,781,401)                 -
      Increase (decrease) in:
        Accounts payable and accrued liability
          on foreign currency derivatives                    (7,540,388)         1,518,376
        Accrued expenses, deferred revenue and
          customers' deposits                                 3,960,396           (765,781)
                                                          -------------     --------------
      Net cash used in operating activities                    (822,352)        (3,520,844)
                                                          -------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                       (250,250)          (147,374)
    Proceeds on sale of assets                                   68,773              6,274
                                                          -------------     --------------
      Net cash used in investing activities                    (181,477)          (141,100)
                                                          -------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on line of credit agreement                  735,000          4,200,000
    Principal payments on long-term debt                       (374,363)          (769,355)
    Issuance of common stock for stock options                        -            109,999
    Purchase of treasury stock                                        -                  -
                                                          -------------     --------------
      Net cash provided by financing activities                 360,637          3,540,644
                                                          -------------     --------------

NET DECREASE IN CASH                                           (643,192)          (121,300)
CASH AND CASH EQUIVALENTS at beginning of period                713,754            642,167
                                                          -------------     --------------
CASH AND CASH EQUIVALENTS at end of period                $      70,562     $      520,867
                                                          =============     ==============
Supplemental Disclosures:
    Cash paid during period for:
      Interest                                            $   1,078,018     $      744,802
      Income taxes                                               40,200            432,900

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

Note 2.    Deferred Revenue

           The Company, in some instances with its laundry equipment and services business, is engaged on installation projects for customers on a contract basis. Generally, retainage on such contracts is withheld and recorded as deferred revenue until the project is complete. In addition, some contracts call for progress billings. In such cases, the Company uses the percentage of completion method to recognize revenue whereby sales are recorded based upon the ratio of costs incurred to total costs at completion. Progress billings in excess of the revenue recognized are recorded as deferred revenue.

Note 3.   Inventories

           Inventories consisted of the following:

                                           December 30,          July 1,
                                               2000                2000
                                          -------------        -----------
                                           (Unaudited)          (Audited)
           Machines                         $15,236,206        $11,289,844
           Parts and supplies                 5,539,150          5,199,650
                                          -------------        -----------
                Total                     $  20,775,356        $16,489,494
                                          =============        ===========

Note 4.    Taxes on Income

           Taxes on income are allocated to interim periods on the basis of an estimated annual effective tax rate. Other comprehensive losses, if any, are net of an estimated deferred tax benefit.

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

Note 7.    Risk Management and Derivative Financial Instruments

           Effective July 2, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFAS No. 137, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended, became effective for all fiscal quarters beginning after June 15, 2000.

           SFAS 133, as amended, requires the Company to recognize all derivative instruments on the balance sheet at fair value. If the derivative is a hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in comprehensive income (equity) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. In transition, the statement required all hedging relationships to be evaluated and designated anew, resulting in cumulative-effect-type transition adjustments to earnings and other comprehensive income (equity).

           The Company has historically entered into forward exchange contracts to reduce the foreign currency exchange risks associated with its committed and anticipated lira denominated purchases, and not for speculation. As of July 2, 2000, the Company had contracts to purchase approximately 83.3 billion lira for approximately $46.3 million, for which the market value at July 2, 2000 was approximately $41.2 million. Of these contracts, the Company had designated approximately 37 billion lira as cash flow hedges for anticipated purchases and approximately 46.3 billion lira as fair value hedges for committed purchase contracts. For fair value hedges, changes in the fair value of the hedging instrument are recognized in the statement of operations in the period that the underlying hedged transaction is recognized as a sale. For cash flow hedges, changes in the fair value of the hedging instrument are deferred and recorded in other comprehensive income (equity), then recognized in the statement of operations in the same period as the sale is recognized on the hedged item.

           On November 13, 2000, the Company entered into offsetting foreign currency derivatives in order to fix its exposure on the foreign currency contracts associated with its cash flow hedges. As of November 13, 2000, and in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFAS No. 137, the cash flow hedges were deemed ineffective for hedging purposes. Accordingly, the Company recognized a loss on the settlement of cash flow derivatives of approximately $3.9 million, before income tax benefit.

Note 8.    Line of Credit

           The Company has a revolving credit facility up to $20.0 million and an additional line of credit for issuance of Documentary Letters of Credit of $7.5 million with SouthTrust Bank, N.A. The revolving credit facility matures on May 31, 2003. Certain terms of the agreement with SouthTrust Bank were amended and shall remain in effect until June 30, 2001, or later by the election of the Bank. The availability under this facility is limited to a borrowing base as defined in the amended agreement. The $20.0 million Revolving Credit Facility also incorporates a $2.0 million line of credit specific for funding uncommitted foreign currency cash flow hedge contracts that mature in various amounts primarily during the months of December 2000 through April 2001.

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

            The amended Credit Facility contains specific covenants that require, among other things, the Company to maintain a specified level of earnings, tangible net worth, and debt to equity ratios in the second, third and fourth quarter of fiscal year 2001. The Company was in compliance with all of the bank covenants in the amended agreement as of December 30, 2000. The facility is secured by accounts receivable, inventory and outstanding Documentary Letters of Credit.

Note 9.     Segment Information

            The Company operates primarily in two segments of business: textile equipment and laundry equipment and services. The table below summarizes financial data by segment:

                                               For the Three Months Ended             For the Six Months Ended
                                            -------------------------------       -------------------------------
                                              12-30-00           01-01-00           12-30-00           01-01-00
                                            ---------------------------------------------------------------------
Total revenues for the period ended
     Textile equipment                      $  9,508,158       $ 24,717,265       $ 23,044,788       $ 43,941,192
     Laundry equipment and services            8,302,527          8,171,044         15,661,778         16,498,783
                                            ------------       ------------       ------------       ------------
                                            $ 17,810,685       $ 32,888,309       $ 38,706,566       $ 60,439,975

Operating income (loss) for
  the period ended
     Textile equipment                        (1,927,084)         1,812,169         (4,288,410)         2,719,470
     Laundry equipment and services              410,734            239,280            427,852            372,544
                                            ------------       ------------       ------------       ------------
                                              (1,516,350)         2,051,449         (3,860,558)         3,092,014

Total assets as of                                December 30, 2000                       July 1, 2000
                                                  ------------------                      ------------
     Textile equipment                               $40,638,914                          $54,756,278
     Laundry equipment and services                   18,862,259                           13,498,780
                                                     -----------                          -----------
                                                     $59,501,173                          $68,255,058
                                                     ===========                          ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Speizman Industries, Inc. and subsidiaries (collectively the "Company") is a major distributor operating through six companies: Speizman Industries, Inc. ("Speizman"), Wink Davis Equipment Co., Inc. ("Wink Davis"), Todd Motion Controls, Inc. ("TMC"), Speizman Yarn Equipment, Inc. ("Speizman Yarn"), Speizman Canada, Inc. ("Speizman Canada") and Speizman de Mexico S.A. de C.V. ("Speizman Mexico"). Speizman Industries, Speizman Canada and Speizman Mexico (collectively "Speizman Industries") distributes sock knitting machines, other knitting equipment and related parts. Wink Davis sells commercial and industrial laundry equipment, including the distribution of machines and parts as well as installation and after sales service. TMC distributes and services automated boarding, finishing and packaging equipment used in the sock manufacturing industry. Commencing in January 2001, the Company sources TMC and other related automation equipment in connection with its agreement to license TMC patents to an unrelated party. Speizman Yarn distributes equipment and related parts used in the yarn processing industry.

DISCLOSURE ABOUT FOREIGN CURRENCY LOSSES

Historically, Speizman Industries' purchases of foreign manufactured machinery and spare parts for resale are denominated in Italian lira. As part of its risk management programs, the Company historically has used forward exchange contracts to protect against the currency exchange risk associated with the Company's anticipated and firm commitments of lira-denominated purchases for resale. In cases where anticipated or firm commitments are cancelled or postponed that were previously hedged with foreign currency contracts, the utilization of these forward exchange contracts on future purchases may positively or negatively affect the earnings of the Company, depending upon the position of the U.S. dollar against the lira at the time of the actual purchases.

The Company cancelled or postponed orders during calendar year 2000 due to unanticipated delays associated with the closed toe machines as well as cancellations by customers who had signed sales orders with the Company for closed toe hosiery and knitted fabric equipment. Associated with these cancelled purchase orders, the Company had committed to purchase contracts of approximately 76 billion lira during the latter part of calendar year 1999. The utilization of this lira during fiscal year 2001 for other purchases coupled with the continual strengthening position of the dollar since 1999 has had a significant adverse effect on gross profit during fiscal year 2001. The adverse effect on gross profit through increased cost of sales during the six months ended December 2000 was approximately $2.8 million. The Company anticipates, based upon its currently projected sales and its current outstanding fair value hedge contracts associated with purchase commitments that a consistent adverse effect should continue over the remaining six months amounting to reduced gross profit of approximately $1.2 million during this period.

Additionally, of the 76 billion lira contracts associated with the cancelled purchase orders, approximately 37 billion lira were uncommitted and were treated as cash flow hedges for accounting purposes. For cash flow hedges, changes in the fair value of the hedging instrument are deferred and recorded in other comprehensive income (equity), then recognized in the statement of operations in the same period as the sale is recognized on the hedged item.

In light of the lira continuing to devalue against the dollar, on November 13, 2000, the Company entered into offsetting foreign currency derivatives in order to fix its exposure on the foreign currency contracts associated with its cash flow hedges. As of November 13, 2000, and in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFAS No. 137, the cash flow hedges were deemed ineffective for hedge purposes. Accordingly, the Company reported in its statement of operations for the second quarter of fiscal year 2001 a recognized loss on the settlement of cash flow derivatives of approximately $3.9 million.

In summary, the total losses associated with the utilization of the Company's fair value hedge contracts and the settlement of its cash flow hedges are projected to be approximately $7.9 million for fiscal year 2001, before tax benefit. In the future, currency fluctuations of the lira could result in substantial price level changes and therefore impede or promote import/export sales and substantially impact profits. Generally, the Company is not able to assess the quantitative effect that such currency fluctuations could have upon the Company's operations. There can be no assurance that fluctuations in foreign currency exchange rates will not have a significant adverse effect on Speizman Industries' future operations. In addition, the Company is continually evaluating other alternatives to limit its risk on foreign currency fluctuations and is currently purchasing a majority of its textile equipment denominated in U.S. dollars.

RESULTS OF OPERATIONS

Revenues for the Company's second fiscal quarter were $17.8 million, a decrease of approximately $15.1 million as compared to the same quarter of the prior fiscal year. The revenue decrease in the current second quarter was anticipated and primarily due to the reduced sales of knitted fabric equipment in the textile segment. Knitted fabric equipment includes the Santoni line for producing ladies' seamless fabric. This decrease is largely due to reduced market demand in this category. The laundry segment reported sales of $8.3 million for the second quarter ended December 30, 2000, which was approximately 2% ahead of sales for the same period in the previous year.

For the six months ending December 2000, sales decreased $21.7 million to $38.7 million, as compared to $60.4 million for the same six-month period in the prior fiscal year. The majority of this decrease, or $20.9 million, was in the textile segment. In the textile segment, knitted fabric equipment decreased by $21.7, offset by higher sales of hosiery equipment including some deliveries of closed toe equipment. The laundry equipment and services segment, for the six months ending December 2000 as compared to the same six-month period in the prior year, showed a slight decrease of approximately $800,000.

In addition to the reduced sales volume, gross profit was adversely affected primarily by increased cost of sales for lira denominated equipment and parts sold during the year. For the current quarter, the increased cost of sales for lira denominated equipment and parts was approximately $1.5 million. Increased costs associated with the utilization of the forward exchange contracts that are recognized in cost of sales for the six months ending December 30, 2000 are $2.8 million. Historically, the Company has used forward exchange contracts to protect against currency risk associated with the Company's anticipated and firm commitments of lira denominated purchases for resale. During fiscal 2000, the Company committed to forward exchange contracts initially intended for use with a number of new sales orders, many of which were subsequently cancelled or postponed. Consequently, the Company had to use many of these forward exchange contracts on other purchases. Also, subsequent to the original commitments, the value of the Euro-linked currencies including the lira devalued significantly in relation to the US dollar. As a result, when the previously established forward exchange contracts were used on these other purchases, the Company's cost was significantly greater than the current market value of the purchased inventory. The higher cost of product and the inability to pass the additional cost on in the form of increased selling prices to the Company's customers, significantly eroded gross profit for the current period and fiscal year to date. The Company anticipates, based upon its currently projected sales and its utilization of these contracts on completed purchase commitments that relate to inventory, an adverse effect should continue over the remainder of the fiscal year 2001 reducing gross profit by approximately $1.2 million over the remaining six months.

Gross profit for the second quarter ending December 30, 2000, adjusted for the increased costs of $1.5 million associated with the utilization of the foreign currency contracts, was 21.9% as a percentage of revenue. Gross profit as a percentage of revenue was 19.6% for the same period in the previous year, and 18.9% for the six months ending December 30, 2000. The improvement in the margin percentage after adjusting for the increased costs on lira denominated equipment and parts was primarily due to reduced costs in the current quarter associated with the elimination of personnel and overhead in the first quarter associated with the manufacturing of TMC and the textile machine rebuilding department.

Selling expenses decreased approximately $543,000 compared with the second quarter of last year. For the six-month period ending December 30, 2000, selling expenses decreased approximately $679,000, compared with last year. Reductions are primarily attributable to no accruals of bonuses during the current year and reductions in rent expense as a result of consolidations at the Company's new facility.

General and administrative expenses for the quarter ended December 30, 2000 increased approximately $58,000 compared with the prior year. For the six-month period, general and administrative expenses increased approximately $143,000, compared with last year. Increases in bad debts expense and professional fees were partially offset by no accrual of bonuses during the current year that was provided in the previous year.

Interest expense is shown net of interest income. Net interest expense in the current fiscal quarter was approximately $647,000 as compared to approximately $403,000 for the same period last year. For the six-month period, net interest expense increased approximately $369,000, compared with last year. These increases are primarily due to higher interest expense related to the capital lease obligation on the Company's main facilities as a result of the additional warehouse space completed during the prior fiscal year and an increase in interest rates in the current year.

Loss on settlement of uncommitted foreign currency derivatives of $3.9 million reflects a one-time charge relating to the uncommitted lira forward exchange contracts associated with order cancellations or postponements. Refer to Disclosure about Foreign Currency Losses for more discussion.

Income tax benefit in the current fiscal year was approximately $2.4 million, a rate of 38.3% as compared to an effective rate of 39.1% in the prior year.

Net loss for the second quarter was approximately $3,750,000 or $1.15 per share both basic and diluted. The one-time charge for settlement of uncommitted foreign currency derivative contracts of approximately $3.9 million accounts for $0.74 of the current quarterly loss per share after tax benefit. In the second quarter of the prior fiscal year, the net income was approximately $1,003,000 or $0.31 per share basic and $0.30 per share diluted.

OUTLOOK

The Company expects to report a significant loss for the fiscal year 2001 - Principally as a result of the losses associated with the Company's foreign currency hedge derivatives (refer to further discussion under Disclosure about Foreign Currency Losses), the Company is projecting a significant net loss for the fiscal year 2001.

Hosiery Equipment - The closed toe machine produced by Lonati has taken longer than anticipated to finalize an acceptable production model. Lonati has sent three of their latest version closed toe machines during January 2001. The Company anticipates that this new version of closed toe machines will be more commercially acceptable than the previous generation and could gradually replace most of the conventional athletic sock machines in the United States and Canada over the next four years.

Knitted Fabric Equipment - After its introduction over two years ago, the market demand for seamless actionwear machines has decreased significantly. The Company does not feel that this is the end of the demand for seamless type garments. However, it now appears that only the large, well-capitalized underwear and lingerie firms who have significant resources with brand names and direct relationships with major retail outlets will have the ability to purchase significant quantities of additional seamless garment machines. However, with the seamless bodywear and actionwear, there is a significant amount of sample design, styling and product development involved in launching these garments. In order to complement its equipment product offering, Speizman Industries has developed a sample design service, which will allow our customers to develop their product lines for a fee with complete confidentiality at Speizman's showroom facility in Charlotte.

TMC - The Company has entered into an agreement to license TMC patents and other intellectual property to S.R.A. srl ("SRA") of Florence, Italy, a division of the Lonati Group. Associated with this, the Company closed its manufacturing operation in Winston-Salem, NC. As of September 30, 2000, the Company incurred one-time costs of approximately $350,000 related to this planned closure. The Company began sourcing TMC and other automation equipment from SRA commencing in January 2001. The license arrangement provides for fees to Speizman of $2.0 million payable quarterly over the contract period of four years.

Yarn Processing Equipment - Speizman Industries maintains a presence in the yarn processing industry through its sale of new and used equipment and related parts. The yarn spinning industry has declined dramatically during the current fiscal year and is expected to continue for the balance of the year. In light of this, the Company reduced its overhead structure, primarily in personnel. As of December 30, 2000, the Company incurred one-time cost of approximately $40,000, principally relating to employee severance expenses.

The Yarn Division sources parts directly from machine shops in Europe for various yarn processing machines which are sold by other people in the United States. Although this business is relatively new, based upon the Company's limited experience, it believes this business shows good potential and it intends to grow it at a steady rate. Revenues from used yarn processing equipment sales are contingent upon having an adequate availability of such equipment and products. Frequently the company may purchase substantial portions of equipment from liquidating mills.

Wink Davis - The backlog as of January 19, 2001 was approximately $14.0 which includes $2.5 million of deferred revenue on two large installation projects. Competition continues to put pressure on margins, especially as it relates to larger installation projects.

Other Areas of Development - The Company continually explores opportunities for additional growth including new relationships with manufacturers that have competitive product offerings in its existing market channels. Recently, the Company was named exclusive distributor by Tecnopea commencing in January 2001 which manufactures state of the art equipment for boarding, pairing and packaging that previously competed with TMC. The Company is also reviewing its overhead structure as well as any nonperforming lines that should be eliminated. During October the Company eliminated its circular fabric division. The elimination of this division is anticipated to reduce costs, primarily in personnel, by $300,000 annually, commencing in January 2001.

EMPLOYEES

As of January 31, 2001, the Company had 175 full-time employees. The Company's employees are not represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company considers its relations with its employees to be good.

BACKLOG

As of January 19, 2001, the Company's backlog of unfilled orders was approximately $39.0 million. The period of time required to fill orders varies depending on the model ordered, manufacturers' production capabilities, and availability of overseas shippers. The Company typically fills its backlog within 12 months; however, orders constituting the current backlog are subject to customer cancellation, changes in delivery and machine performance. As a result, the Company's backlog may not necessarily be indicative of future revenue and will not necessarily lead to revenues in any future period. Any cancellation, delay or change in orders which constitute our current or future backlog may result in lower than expected revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a revolving credit facility up to $20.0 million and an additional line of credit for issuance of Documentary Letters of Credit of $7.5 million with SouthTrust Bank, N.A. The revolving credit facility matures on May 31, 2003. Certain terms of the agreement with SouthTrust Bank were amended and shall remain in effect until June 30, 2001, or later by the election of the Bank. The availability under this facility is limited to a borrowing base as defined in the amended agreement. The $20.0 million Revolving Credit Facility also incorporates a $2.0 million line of credit specific for funding uncommitted foreign currency cash flow hedge contracts that mature in various amounts primarily during the months of December 2000 through April 2001. The Company expects the Bank's revolving line of credit to provide sufficient funds for its working capital needs for the balance of the year based upon the Company's latest estimates.

Working capital at December 30, 2000 was approximately $20.9 million as compared to $28.2 million as of July 1, 2000, a decrease of $7.3 million. Approximately $2.5 million of the decrease is due to deferred revenues associated with two large installation projects for the laundry equipment segment. The working capital ratio, with the inclusion of the deferred revenues, was 1.94. This compares to a working capital ratio as of July 1, 2000 of 2.09.

For the six months ending December 30, 2000, operating activities used approximately $822,000 as compared to using approximately $3.5 million for the same period in the prior year. The improvement on a six-month comparative basis of approximately $4.0 million, together with funding a pre-tax loss for the six months ending December 30, 2000 of $8.9 million, is primarily due to a reduction in the number of day sales in receivables (DSOs) by 18 days amounting to approximately $6.0 million, an increase in deposits received of approximately $3.3 million, better payment terms with suppliers amounting to approximately $2.0 million, utilization of excess cash of approximately $600,000, a reduction in inventories of approximately $550,000, and other positive items amounting to approximately $500,000.

Investing activities were minimal, with only limited capital expenditures. No significant capital expenditures are anticipated in the near future.

Financing activities provided approximately $360,000 during the first six months of the current year, compared to providing approximately $3.5 million for the same period in the prior year. The primary use of financing related to borrowings on the Company's line of credit.

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

The Company is also subject to interest rate exposure on $14.5 million of debt outstanding at December 30, 2000 that was priced at interest rates that float with the market. Reference is made to Note 8 for additional information.

NOTE REGARDING PRIVATE SECURITIES LITIGATION REFORM ACT

Statements made by the Company which are not historical facts are forward looking statements that involve risks and uncertainties. Actual results could differ materially from those expressed or implied in forward-looking statements due to the factors discussed in this report. All such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.

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

Machine Performance and Delayed Deliveries - During fiscal 2000, the Company experienced issues with machine performance and delays from Lonati in shipments of closed toe knitting machines and Santoni undergarment knitting machines. The Company experienced material cancellations or postponements of orders due to these delays and performance issues. There can be no assurance that delayed deliveries in the future or issues with machine performance on newer technology will not result in the loss or cancellation of significant orders. The Company also cannot predict situations in Italy such as potential employee strikes or political developments which could further delay deliveries or have other adverse effects on the business of Lonati and the other Italian manufacturers represented by the Company.

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

Nasdaq National Market Listing - The Company's Common Stock is presently listed on the Nasdaq National Market and is subject to all requirements of the Company's listing agreement with Nasdaq. Among the events that could cause the Company to have its status as a Nasdaq Market Issuer terminated is a failure to maintain a minimum value of public float of $5.0 million or a failure to maintain a minimum bid price of $1.00. The Company received a Nasdaq Staff Determination, pursuant to Marketplace 4450(a)(2), on October 20, 2000 that its common stock had failed to maintain a minimum market value of public float of $5.0 million over the 30 consecutive trading days preceding the date of the letter. The letter stated that, pursuant to Marketplace Rule 4310(c)(8)(B), if the Company was unable to demonstrate compliance with this requirement for a minimum of 10 consecutive trading days during the period of 90 days ending January 18, 2001, the common stock would be delisted at the opening of business on January 22, 2001. The Company had not regained compliance during this 90-day period. Pursuant to Nasdaq procedure, the Company requested a hearing to review the Staff Determination which suspended the delisting process pending a decision by the Panel. A hearing has been scheduled for March 1, 2001 before the Panel. There can be no assurance that the Panel will grant the Company's request for continued listing on the Nasdaq National Market.

Should the Company not be successful at the hearing, the Company plans to apply for transfer to the Nasdaq SmallCap Market. The requirements for the listing of the Company's common stock on that market include a public float of at least 500,000 shares with an aggregate market value of at least $1.0 million and a minimum bid price of $1.00 per share of common stock. The Company currently does not meet the $1.00 minimum bid listing requirement of the Nasdaq SmallCap Market and has been trading in the range of $0.57 to $1.57 during the most recent 30 days ending February 5, 2001. The Company has scheduled a Special Meeting for its stockholders to approve an amendment of the Company's Certificate of Incorporation to effect a reverse stock split, whereby, if needed to comply with the minimum bid at time of application, the Company would issue one new share of its common stock, par value $.10 per share, in exchange for not less than two nor more than five outstanding shares of its common stock. The Company expects that a reverse split will achieve, at least initially, compliance with the minimum bid price requirement.

If the Company loses its Nasdaq National Market status and is not able to transfer to the Nasdaq SmallCap Market, its common stock would trade in the over-the-counter market, which is viewed by most investors as a less desirable, less liquid marketplace. In such event, the market price of the Common Stock may be adversely impacted and a stockholder may find it difficult to dispose, or obtain accurate quotations as to the market value, of the Company's Common Stock.

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

            (a)   Exhibits:

                  10(a) Amendment and Forbearance Agreement by and between Speizman Industries, Inc. (and Subsidiaries) and SouthTrust Bank, N.A., dated as of November 13, 2000.

                  10(b) License Agreement by and between Todd Motion Controls, Inc. and SRA, srl, dated October 4, 2000.

                  27         Financial Data Schedule

            (b)   Reports on Form 8-K:

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SPEIZMAN INDUSTRIES, INC.
                                                     (Registrant)


Date:      February 13, 2001                   /s/  Robert S. Speizman
      ------------------------------           ------------------------------
                                                     Robert S. Speizman
                                                     President


Date:      February 13, 2001                   /s/  John C. Angelella
       -----------------------------           ------------------------------
                                                     John C. Angelella
                                                     CFO/Secretary-Treasurer