Form 10-Q
period 2001-03-31
SPEIZMAN INDUSTRIES INC
filed 2001-05-15
CIK 92827

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

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

                                                             Outstanding at
      Class of Common Stock                                   May 11, 2001
      ---------------------                                 ----------------
     Par value $.10 per share                                  3,252,428

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                      INDEX



                                                                                Page No.
                                                                                --------
PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements:

           Consolidated Condensed Balance Sheets.............................     3 - 4

           Consolidated Condensed Statements of Operations...................         5

           Consolidated Condensed Statements of Cash Flows...................         6

           Notes to Consolidated Condensed Financial Statements..............     7 - 9

         Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations....................    10 - 18

PART II. OTHER INFORMATION:

         Item 6.  Exhibits and reports on Form 8-K...........................         19


                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                             March 31,           July 1,
                                                               2001               2000
                                                            -----------        ----------
                                                            (Unaudited)
                      ASSETS
CURRENT:
   Cash and cash equivalents                                     $     -        $  713,754
   Accounts receivable, less allowances of
       $779,852 and $601,805                                  18,611,562        30,722,678
   Inventories                                                17,837,665        16,489,494
   Prepaid expenses and other current assets                   4,724,639         6,181,283
                                                               ---------         ---------
       TOTAL CURRENT ASSETS                                   41,173,866        54,107,209
                                                              ----------        ----------

PROPERTY AND EQUIPMENT:
   Building and leasehold improvements                         7,336,153         7,310,261
   Machinery and equipment                                     1,078,633         1,008,656
   Furniture, fixtures and transportation equipment            1,644,542         1,779,829
                                                               ---------         ---------
      Total                                                   10,059,328        10,098,746
   Less accumulated depreciation and amortization             (2,635,248)       (2,092,204)
                                                              -----------     ------------

       NET PROPERTY AND EQUIPMENT                              7,424,080         8,006,542
                                                              -----------     ------------

DEFERRED TAX ASSET, LONG TERM                                  3,096,277                 -
OTHER LONG-TERM ASSETS                                           342,073           910,897
INTANGIBLES, NET OF ACCUMULATED AMORTIZATION                   4,900,409         5,230,410
                                                             -----------      ------------

                                                            $ 56,936,705      $ 68,255,058
                                                             ===========       ===========


   See accompanying notes to consolidated condensed financial statements.
                                                                          Page 3

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                               March 31,           July 1,
                                                                 2001               2000
                                                              ----------         -----------
                                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank overdraft                                                $1,311,712           $      -
   Accounts payable                                              10,786,315         20,196,790
   Customers' deposits                                            4,199,701          3,351,778
   Accrued expenses                                               1,594,782          1,291,452
   Deferred revenue                                                 697,708            200,141
   Current maturities of long-term debt                             981,189            884,996
                                                                 ----------         ----------

       TOTAL CURRENT LIABILITIES                                 19,571,407         25,925,157

Long-term debt                                                            -            458,001
Note Payable - bank line of credit                               15,240,000         13,800,000
Obligation under capital lease                                    4,540,087          4,581,593
                                                                 ----------         ----------
       TOTAL LIABILITIES                                         39,351,494         44,764,751
                                                                 ----------         ----------
STOCKHOLDERS' EQUITY:
   Common stock - par value $.10; authorized 20,000,000
      shares, issued 3,393,228, outstanding 3,252,428               339,323            339,323
   Additional paid-in capital                                    13,045,200         13,045,200
   Retained earnings                                              4,787,511         10,692,607
                                                                -----------       ------------
      Total                                                      18,172,034         24,077,130
   Treasury stock, at cost, 140,800 shares                         (586,823)          (586,823)
                                                                -----------       ------------
       TOTAL STOCKHOLDERS' EQUITY                                17,585,211         23,490,307
                                                                -----------       ------------
                                                              $  56,936,705      $  68,255,058
                                                                ===========        ===========

     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                     (Unaudited)                               (Unaudited)
                                               For the Three Months Ended               For the Nine Months Ended
                                               --------------------------               --------------------------
                                               03-31-01           04-01-00             03-31-01             04-01-00
                                              (13 Weeks)         (13 Weeks)           (39 Weeks)           (39 Weeks)
                                              ----------         ----------           ----------           ----------
REVENUES                                     $ 21,164,396     $  23,372,530       $  59,870,962         $  83,812,505

COST OF SALES                                  17,661,204        20,085,102          52,414,925            69,083,473
                                               ----------        ----------          ----------            ----------

GROSS PROFIT                                    3,503,192         3,287,428           7,456,037            14,729,032

SELLING EXPENSES                                1,935,117         1,817,379           5,758,337             6,319,615

GENERAL AND ADMINISTRATIVE
   EXPENSES
                                                1,542,566         1,726,932           5,532,749             5,574,286
                                               ----------        ----------          ----------            ----------

OPERATING INCOME (LOSS)                            25,509          (256,883)         (3,835,049)            2,835,131

    Net Interest Expense                          626,076           416,675           1,784,200             1,206,248
    Loss on settlement of uncommitted
  foreign currency derivative contracts                 -                 -           3,925,947                     -
                                             ------------      -------------        -----------            -----------

(LOSS) EARNINGS BEFORE
    (BENEFIT) PROVISION FOR
    INCOME TAX                                   (600,567)         (673,558)         (9,545,196)            1,628,883

(BENEFIT) PROVISION FOR
    INCOME TAX                                   (230,000)         (249,000)         (3,640,100)              660,000
                                               ----------        ----------          ----------           -----------

NET (LOSS) EARNINGS                              (370,567)         (424,558)         (5,905,096)              968,883

Basic (loss) earnings per share                   $ (0.11)          $ (0.13)            $ (1.82)               $ 0.30
Diluted (loss) earnings per share                   (0.11)            (0.13)              (1.82)                 0.29

Weighted average shares
    Outstanding:
    Basic                                       3,252,428         3,251,178           3,252,428             3,240,227
    Diluted                                     3,252,428         3,251,178           3,252,428             3,299,864


     See accompanying notes to consolidated condensed financial statements.

                                     SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                   (Unaudited)
                                                                            ----------------------------------
                                                                                        For the Nine Months Ended
                                                                            -------------------------------------
                                                                                  03-31-01               04-01-00
                                                                                   (39 Weeks)             (39 Weeks)
                                                                            -------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                       $       (5,905,096)    $         968,883
Adjustments to reconcile net income (loss) to cash used
    by operating activities:
      Depreciation and amortization                                                  1,085,728             1,055,032
      Provision for inventory obsolescence                                             788,917               401,190
      Provision for losses on accounts receivable                                      413,207                87,204
      Deferred tax asset, long term                                                 (3,096,277)                    -
      Gain on disposal of assets                                                        (2,710)               (5,726)
      (Increase) decrease in:
        Accounts receivable                                                         11,697,909             1,224,868
        Inventories                                                                 (2,137,088)           (3,362,108)
        Prepaid expenses and other current assets                                    2,320,915             2,301,524
        Other assets                                                                   568,824              (156,416)
      Increase (decrease) in:
        Accounts payable and accrued liability on foreign currency
            derivatives                                                             (8,098,763)           (2,496,160)
        Accrued expenses, deferred revenue and customers' deposits                     714,820            (1,202,149)
                                                                                 -------------         -------------
      Net cash used in operating activities                                         (1,649,613)           (1,183,858)
                                                                                  ------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                              (275,716)             (471,714)
    Proceeds on sale of assets                                                         174,890                  8,524
                                                                                 -------------       ----------------
      Net cash used in investing activities                                           (100,826)             (463,190)
                                                                                  ------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on line of credit agreement                                       1,440,000             2,300,000
    Principal payments on long-term debt                                              (403,314)           (1,164,155)
    Issuance of common stock for stock options                                               -               111,686
                                                                              ---------------------    -------------
      Net cash provided by financing activities                                      1,036,686             1,247,531
                                                                                  ------------          ------------

NET DECREASE IN CASH                                                                  (713,754)             (399,517)
CASH AND CASH EQUIVALENTS at beginning of period                                       713,754               642,167
                                                                                 -------------         -------------
CASH AND CASH EQUIVALENTS at end of period                                  $                -         $     242,650
                                                                              ===================      =============
Supplemental Disclosures:
    Cash paid during period for:
      Interest                                                              $        1,690,652     $       1,374,433
      Income taxes                                                                      40,200               805,782


     See accompanying notes to consolidated condensed financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1.    Interim Financial Statements

           In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present the Registrant's financial position, the results of operations and changes in cash flow for the periods indicated. Any interim adjustments are of a normal recurring nature unless otherwise indicated in the Notes to the Financial Statements.

           The accounting policies followed by the Registrant are set forth on page F-6 of the Registrant's Form 10-K for the fiscal year ended July 1, 2000, which is incorporated by reference.

Note 2.    Deferred Revenue

           The Company, in some instances with its laundry equipment and services business, is engaged in installation projects for customers on a contract basis. Generally, retainage on such contracts is withheld and recorded as deferred revenue until the project is complete. In addition, some contracts call for progress billings. In such cases, the Company uses the percentage of completion method to recognize revenue whereby sales are recorded based upon the ratio of costs incurred to total estimated costs at completion. Billings in excess of the revenue recognized are recorded as deferred revenue.

Note 3.   Inventories

           Inventories consisted of the following:

                                        March 31,                  July 1,
                                          2001                      2000
                                      -----------               ------------
                                      (Unaudited)
           Machines                    $12,695,341               $11,289,844
           Parts and supplies            5,142,324                 5,199,650
                                       -----------               -----------
                Total                  $17,837,665               $16,489,494
                                       ===========               ===========

Note 4.    Taxes on Income

           Taxes on income are allocated to interim periods on the basis of an estimated annual effective tax rate. Other comprehensive losses, if any, are net of an estimated deferred tax benefit. Deferred income taxes consist primarily of net operating loss carryforwards.

Note 5.   Net Income (Loss) Per Share

           Basic net income per share includes no dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the net income of the Company which consists of stock options using the treasury stock method. In a period with a net loss, the weighted average shares outstanding will be the same for basic and diluted net loss per share.

Note 6.    Intangibles

           Goodwill is calculated as the excess cost of purchased businesses over the value of their underlying net assets and is being amortized on a straight-line basis over fifteen years.

Note 7.    Risk Management and Derivative Financial Instruments

           Effective July 2, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended, became effective for all fiscal quarters beginning after June 15, 2000.

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

           The Company has historically entered into forward exchange contracts to reduce the foreign currency exchange risks associated with its committed and anticipated lira denominated purchases, and not for speculation. As of July 2, 2000, the Company had contracts to purchase approximately 83.3 billion lira for approximately $46.3 million, for which the market value at July 2, 2000 was approximately $41.2 million. Of these contracts, the Company had designated approximately 37 billion lira as cash flow hedges for anticipated purchases and approximately 46.3 billion lira as fair value hedges for committed purchase contracts. For fair value hedges, changes in the fair value of the hedging instrument are recognized in the statement of operations in the period that the underlying hedged transaction is recognized. The ineffective portion of the Company's fair value hedges as of March 31, 2001 was immaterial.

           For cash flow hedges, changes in the fair value of the hedging instrument are deferred and recorded in other comprehensive income (equity), then recognized in the statement of operations in the same period as the sale is recognized on the hedged item. On November 13, 2000, the Company entered into offsetting foreign currency derivatives in order to fix its exposure on the foreign currency contracts associated with its cash flow hedges. As of November 13, 2000, and in accordance with SFAS 133, as amended, the cash flow hedges were deemed ineffective for hedging purposes. Accordingly, the Company recognized a loss during its second fiscal quarter on the settlement of cash flow derivatives of approximately $3.9 million, before income tax benefit. The Company had no derivatives designated for cash flow hedges as of March 31, 2001.

Note 8.    Line of Credit

           The Company has a revolving credit facility up to $20.0 million and an additional line of credit for issuance of Documentary Letters of Credit of $7.5 million with SouthTrust Bank, N.A. The revolving credit facility matures on May 31, 2003. Certain terms of the agreement with SouthTrust Bank were amended and shall remain in effect until June 30, 2001, or later by the election of the Bank. The availability under this facility is limited to a borrowing base as defined in the amended agreement. The $20.0 million Revolving Credit Facility also incorporated a $2.0 million line of credit specific for funding uncommitted foreign currency cash flow hedge contracts that matured in various amounts primarily during the months of December 2000 through April 2001.

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

            The amended Credit Facility contains specific covenants that require, among other things, the Company to maintain a specified level of earnings, tangible net worth, and debt to equity ratios in the second, third and fourth quarter of fiscal year 2001. The Company was in compliance with all of the bank covenants in the amended agreement as of March 31, 2001. The facility is secured by accounts receivable, inventory and outstanding Documentary Letters of Credit.

Note 9.    Segment Information

           The Company operates primarily in two segments of business: textile equipment and laundry equipment and services. The table below summarizes financial data by segment:

                                                         For the Three Months Ended          For the Nine Months Ended
                                                         --------------------------          -------------------------
                                                          03-31-01          04-01-00         03-31-01          04-01-00
                                                         ----------------------------------------------------------------
           Total revenues for the period ended
                Textile equipment                      $    8,786,959    $  16,533,191     $  31,831,747    $  60,474,383
                Laundry equipment and services             12,377,437       6,839,339         28,039,215       23,338,122
                                                           ----------     -----------         ----------       ----------
                                                        $  21,164,396    $  23,372,530     $  59,870,962    $  83,812,505

           Operating income (loss) for the
           period ended
                Textile equipment                       $    (962,695)   $    (444,924)    $  (5,251,105)   $   2,274,546
                Laundry equipment and services                988,204          188,041         1,416,056           560,585
                                                          -----------     ------------       -----------      ------------
                                                        $      25,509    $    (256,883)    $  (3,835,049)   $    2,835,131

           Total assets as of                                  March 31, 2001                        July 1, 2000
                                                               ---------------                       ------------
                Textile equipment                               $40,796,229                          $54,756,278
                Laundry equipment and services                   16,140,476                           13,498,780
                                                                -----------                         ------------
                                                                $56,936,705                        $  68,255,058
                                                                 ==========                          ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Speizman Industries, Inc. and subsidiaries (collectively the "Company") are a major distributor operating through six companies: Speizman Industries, Inc. ("Speizman"), Wink Davis Equipment Co., Inc. ("Wink Davis"), Todd Motion Controls, Inc. ("TMC"), Speizman Yarn Equipment, Inc. ("Speizman Yarn"), Speizman Canada, Inc. ("Speizman Canada") and Speizman de Mexico S.A. de C.V. ("Speizman Mexico"). Speizman Industries, Speizman Canada and Speizman Mexico (collectively "Speizman Industries") distribute sock knitting machines, other knitting equipment and related parts. Wink Davis sells commercial and industrial laundry equipment, including the distribution of machines and parts as well as installation and after sales service. Speizman Yarn distributes equipment and related parts used in the yarn processing industry.

RESULTS OF OPERATIONS

Revenues for the third quarter were $21.1 million compared to $23.3 million in the third quarter of its previous fiscal year, a decrease of $2.2 million or 9%. Revenues for the Company's laundry equipment and services segment ("laundry segment") increased 80% to $12.3 million in the third quarter compared to $6.8 million for the same period in the prior fiscal year due to two large installation contracts substantially completed during the third quarter. The increase in the laundry segment was more than offset by a decline in the textile equipment segment ("textile segment"). The decrease in the revenues for the Company's textile segment was primarily in knitted fabric equipment, resulting from reduced market demand in the seamless underwear category, and in hosiery equipment due to a delay in introducing the new generation closed toe sock knitting machine to the market. The Company began shipping its new generation closed toe machine in the latter part of March 2001.

For the nine months ended March 31, 2001, revenues were $59.9 million as compared to $83.8 million for the same nine-month period last year. Revenues for the laundry segment increased $4.7 million or 20% to $28.0 million for the nine months ended March 31, 2001 compared to the same period in the prior fiscal year. The increase in the laundry segment was offset by a decrease of $28.6 million in the textile segment. The decrease in the textile segment was primarily in knitted fabric equipment of approximately $26.0 million with the balance in hosiery equipment and yarn processing equipment

Gross profit in the third quarter of the current fiscal year was $3.5 million compared to $3.3 million in the prior fiscal year's third quarter. As a percentage of revenues, gross profit improved to 16.6% in the current fiscal quarter, compared to 14.1% in the prior year's fiscal quarter. The improvement in the gross profit percentage reflects reduced costs in the current period from the elimination of non-performing business operations including the manufacturing of Todd Motion Controls, Inc. (TMC), an increase in sales of higher margin services and parts, partially offset by increased costs of $400,000 on lira denominated equipment.

Gross profit for the nine months of the current fiscal year was $7.5 million compared with $14.7 million for the same period last year. In addition to the reduced sales volume, gross profit for the year has been adversely impacted by increased costs associated with the utilization of the forward exchange contracts for lira denominated equipment. The overall decrease in gross profit was partially offset by improvements in gross profit during the third quarter due to the elimination of non-performing areas of the Company.

Increased costs associated with the utilization of the forward exchange contracts that are recognized in cost of sales for the nine months ended March 31, 2001 are $3.2 million. Historically, the Company has used forward exchange contracts to protect against currency risk associated with the Company's anticipated and firm commitments of lira denominated purchases for resale. During fiscal 2000, the Company committed to forward exchange contracts initially intended for use with a number of new sales orders, many of which were subsequently cancelled or postponed. Consequently, the Company had to use many of these forward exchange contracts on other purchases. Also, subsequent to the original commitments, the value of the Euro-linked currencies including the lira devalued significantly in relation to the US dollar. As a result, when the previously established forward exchange contracts were used on these other purchases, the Company's cost was significantly greater than the current market value of the purchased inventory. The higher cost of product and the inability to pass the additional cost on in the form of increased selling prices to the Company's customers, significantly eroded gross profit for the current period and fiscal year to date. The Company anticipates, based upon its current projection of utilizing these contracts on completed purchase commitments that relate to inventory, gross profit effect should be reduced over the remainder of the fiscal year 2001 by approximately $400,000.

Selling expenses increased in the third quarter by $118,000 compared to the same period last year primarily from higher variable expenses such as commissions resulting from a higher mix of laundry equipment sales. Commissions on laundry equipment are generally higher compared to commissions on sales of textile equipment. For the nine-month period ended March 31, 2001, selling expenses decreased approximately $561,000 primarily due to no accruals of bonuses during the current year and reductions of rent expense as a result of consolidations at the Company's new facility.

General and administration expenses decreased in the third quarter by $184,000 compared to the same period in the prior year primarily from reduced personnel and overhead associated with the elimination of non-performing business operations as well as efficiencies from consolidating administrative areas of the laundry and textile segment. For the nine-month period, general and administration expenses were $42,000 higher compared with the same period last year. Higher provisions for bad debt and higher professional fees were partially offset by savings in the third quarter attributable to reductions of personnel and overhead occurring during the first six months.

Net interest expense for the third quarter increased $209,000 compared with the same period last year. The increase was primarily attributable to higher borrowing on the Company's credit facility and higher interest rates compared to the same period in the prior fiscal year. For the nine-month period, interest expense increased $578,000 compared with the same period last year. The increase is due to higher borrowings for the credit facility, higher interest rate as well as interest on the capital lease obligation related to the Company's primary facility.

Year-to-date loss on settlement of uncommitted foreign currency derivatives of $3.9 million reflects a one-time charge in the second quarter ended December 2000 relating to the uncommitted lira forward exchange contracts associated with order cancellations or postponements. Refer to DISCLOSURE ABOUT FOREIGN CURRENCY LOSSES for more discussion.

Net loss for the third quarter was $370,567 or $0.11 per share both basic and diluted. Net loss for the nine months was $5,905,096 or $1.82 per share. The one-time charge for settlement of uncommitted foreign currency contracts of $3.9 million represents $0.74 per share loss after tax benefit year to date.

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

The Company cancelled or postponed orders during calendar year 2000 due to unanticipated delays associated with the closed toe machines as well as cancellations by customers who had signed sales orders with the Company for closed toe hosiery and knitted fabric equipment. Associated with these cancelled purchase orders, the Company had committed to purchase contracts of approximately 76 billion lira during the latter part of calendar year 1999. The utilization of this lira during fiscal year 2001 for other purchases coupled with the continual strengthening position of the dollar since 1999 has had a significant adverse effect on gross profit during fiscal year 2001. The adverse effect on gross profit through increased cost of sales during the nine months ended March 2001 was approximately $3.2 million. The Company anticipates, based upon its currently projected sales and its current outstanding fair value hedge contracts associated with purchase commitments that an adverse effect should continue over the remaining nine months amounting to reduced gross profit of approximately $400,000 during this period.

Additionally, of the 76 billion lira contracts associated with the cancelled purchase orders, approximately 37 billion lira were uncommitted and were treated as cash flow hedges for accounting purposes. For cash flow hedges, changes in the fair value of the hedging instrument are deferred and recorded in other comprehensive income (equity), then recognized in the statement of operations in the same period as the sale is recognized on the hedged item. In light of the lira continuing to devalue against the dollar, on November 13, 2000, the Company entered into offsetting foreign currency derivatives in order to fix its exposure on the foreign currency contracts associated with its cash flow hedges. As of November 13, 2000, and in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFAS No. 137 and SFAS No. 138, the cash flow hedges were deemed ineffective for hedge purposes. Accordingly, the Company reported in its statement of operations for the second quarter of fiscal year 2001 a recognized loss on the settlement of cash flow derivatives of approximately $3.9 million.

In summary, the total losses associated with the utilization of the Company's fair value hedge contracts and the settlement of its cash flow hedges are projected to be approximately $7.5 million for fiscal year 2001, before tax benefit. In the future, currency fluctuations of the lira could result in substantial price level changes and therefore impede or promote import/export sales and substantially impact profits. Generally, the Company is not able to assess the quantitative effect that such currency fluctuations could have upon the Company's operations. There can be no assurance that fluctuations in foreign currency exchange rates will not have a significant adverse effect on Speizman Industries' future operations. In addition, the Company is continually evaluating other alternatives to limit its risk on foreign currency fluctuations and is currently purchasing a majority of its textile equipment denominated in U.S. dollars.

OUTLOOK

The Company expects to report a significant loss for the fiscal year 2001 - Principally as a result of the losses recognized during its nine months ended March 31, 2001 associated with the Company's foreign currency hedge derivatives (refer to further discussion under DISCLOSURE ABOUT FOREIGN CURRENCY LOSSES) coupled with a decrease in textile equipment revenue, the Company is projecting a significant net loss for the fiscal year 2001.

Hosiery Equipment - The new generation closed toe sock knitting machine produced by Lonati, S.p.A. of Brescia, Italy, the world's largest manufacturer of hosiery knitting machines, was delivered to Speizman's showroom in January 2001. Shipments of the new generation closed toe machines to Speizman's customers began in mid-March 2001. The Company anticipates that the new generation closed toe machines will be more commercially acceptable than the previous generation and could gradually replace most of the conventional athletic sock machines in the United States and Canada over the next four years.

Knitted Fabric Equipment - After its introduction over two years ago, the market demand for seamless actionwear machines decreased significantly. The Company does not feel that this is the end of the demand for seamless type garments. However, it now appears that only the large, well-capitalized underwear and lingerie firms who have significant resources with brand names and direct relationships with major retail outlets will have the ability to purchase significant quantities of additional seamless garment machines.

TMC - The Company has entered in an agreement to license TMC patents and other intellectual property to S.R.A. srl ("SRA") of Florence, Italy, a division of the Lonati Group. Associated with this, the Company closed its manufacturing operation in Winston-Salem, NC. As of September 30, 2000, the Company incurred one-time costs of approximately $350,000 related to this planned closure. The Company began sourcing TMC and other automation equipment from SRA commencing in January 2001.

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

Wink Davis - The Company, through Wink Davis, maintains a strong presence in the United States industrial laundry segment through its sale of new equipment, parts and services. Over the last several months, the demand for on premise laundry equipment has declined significantly. The Company does not feel this is the end of demand and expects this market segment to improve somewhat in the latter part of the fourth quarter. Larger installation projects continue to remain active; however, margins will be slightly lower due to increased competition.

Other Areas of Development - The Company continually explores opportunities for additional growth including new relationships with manufacturers that have competitive product offerings in its existing market channels.

Recently, the Company entered into a strategic alliance with Martint Equipment Company ("Martint"). The collaborative arrangement with Martint gives Speizman the exclusive right to sell Braun pocketed dye/extracting machines, principally to the textile industry, through Martint's worldwide distributorship agreement with G.A. Braun, Inc. of Syracuse, New York. The Braun dye/extracting machine adds a non-competing line to Speizman's current product offering that will be marketed primarily to Speizman's current textile customer base.

The Company was also named exclusive distributor by Tecnopea commencing in January 2001 which manufactures state of the art equipment for boarding, pairing and packaging that previously competed with TMC. The Company continually is reviewing its overhead structure as well as any non-performing lines that should be eliminated to achieve operational efficiency and competitive cost advantages.

EMPLOYEES

As of March 31, 2001, the Company had 170 full-time domestic employees. Total employees which include operations in Mexico and Canada are 180. The Company's employees are not represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company considers its relations with its employees to be good.

BACKLOG

As of April 12, 2001, the Company's backlog of unfilled equipment orders was approximately $22.5 million. The drop in backlog from December 2000 principally reflects substantial completion on two large laundry projects as well as shipments of hosiery equipment. The period of time required to fill orders varies depending on the model ordered, manufacturers' production capabilities, and availability of overseas shippers. The Company typically fills its backlog within 12 months; however, orders constituting the current backlog are subject to customer cancellation, changes in delivery and machine performance. As a result, the Company's backlog may not necessarily be indicative of future revenue and will not necessarily lead to revenues in any future period. Any cancellation, delay or change in orders which constitute our current or future backlog may result in lower than expected revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a revolving credit facility up to $20.0 million and an additional line of credit for issuance of Documentary Letters of Credit of $7.5 million with SouthTrust Bank, N.A. The revolving credit facility matures on May 31, 2003. Certain terms of the agreement with SouthTrust Bank were amended and shall remain in effect until June 30, 2001, or later by the election of the Bank. The amended Credit Facility contains specific covenants that require, among other things, the Company to maintain a specified level of earnings, tangible net worth, and debt to equity ratios in the second, third, and fourth quarter of fiscal year 2001. The Company was in compliance with all its covenants in the second and third quarter. The Company believes that it will not meet certain covenants in its fourth quarter, and is in the process of updating its forecast in connection with renegotiating its fiscal year 2001 fourth quarter covenants as well as for structuring appropriate terms in the Credit Facility for its upcoming fiscal year 2002. The Company expects the Bank's revolving line of credit to provide sufficient funds for its working capital needs for the balance of the year based upon the Company's latest estimates.

Working capital at March 31, 2001 was approximately $21.6 million as compared to $28.2 million as of July 1, 2000, a decrease of $6.6 million. The working capital ratio at March 31, 2001 was 2.10, which was comparable to the working capital ratio as of July 1, 2000 of 2.09. Components of working capital such as accounts receivable and accounts payable reduced dramatically at March 31, 2001 compared to July 1, 2000 from reduced billing and purchasing activity, respectively, associated with an overall decline in textile equipment demand from general business conditions and market softness.

CASH FLOWS FOR THE NINE-MONTH PERIOD

For the nine months ended March 31, 2001, operating activities used approximately $1.6 million as compared to using approximately $1.2 million for the same period in the prior year. The net cash used in operating activities during the nine months ended March 31, 2001 was primarily a result of a pre-tax loss of $9.5 million. This was offset by improvements in working capital management primarily from a reduction in the number of day sales in receivables
(DSOs) from increased efforts on collections, a change in deferred revenue, an increase in customer deposits, better utilization of excess cash through a bank overdraft of $1.3 million, as well as better terms with suppliers. These changes were incremental to those sources and uses of funds when comparing it to the prior year; specifically, further reduction in receivables and accounts payable reflects reduced purchase and billing activity associated with overall decline in equipment demand from general business conditions and market softness.

Investing activities were minimal, with only limited capital expenditures. No significant capital expenditures are anticipated in the near future.

Financing activities provided approximately $1.0 million during the first nine months of the current year, compared to providing approximately $1.2 million for the same period in the prior year. The primary use of financing related to borrowings on the Company's line of credit.

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

The Company is also subject to interest rate exposure on $15.2 million of debt outstanding at March 31, 2001 that was priced at interest rates that float with the market. Reference is made to Note 8 for additional information.

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

The Company's laundry equipment segment is subject to the risks associated with new construction in the hospitality industry. Currently, there is a slowdown in construction of new hotels due to excess room availability as a whole. This as well as a general slowdown in the U.S. economy recently reduced demand for new equipment product offered by the Company.

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

Nasdaq SmallCap Market Listing - The Company received a determination from the Nasdaq Stock Market on March 15, 2001 that its common stock would be listed on the Nasdaq SmallCap Market, beginning on March 20, 2001. Prior to this date, the Company's common stock was listed on the Nasdaq National Market.

The requirements for the listing of the Company's common stock on the Nasdaq SmallCap Market include a public float of at least 500,000 shares with an aggregate market value of at least $1.0 million and a minimum bid price of $1.00 per share of common stock. The Company, as of March 15, 2001 met all requirements except for the $1.00 minimum bid. The Company's listing on the Nasdaq SmallCap Market was granted with an exception from the minimum bid price requirement of $1.00. This exception will expire on June 15, 2001. The exception requires the Company to achieve a closing bid price of at least $1.00 per share on or before June 15, 2001, and immediately thereafter, a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days. In the event the Company is deemed to have met the terms of the exception, it shall continue to be listed on the Nasdaq SmallCap Market.

The Company's stockholders, at a special meeting held on February 14, 2001, approved a proposed amendment to the Company's Certificate of Incorporation to effect a reverse split of Speizman Industries common stock. The proposed amendment permits the Company's Board of Directors to effect a reverse stock split whereby, the Company would issue one new share of its common stock, par value $0.10 per share, in exchange for not less than two nor more than five outstanding shares of its common stock. The primary reason for the reverse split would be to satisfy the $1.00 minimum bid price per share of the Nasdaq Small Cap Market, should this be required at a future time. The Company's Board of Directors has the authority to abandon the proposal and is currently evaluating whether a reverse stock split would be appropriate, considering current market conditions and other factors. The Company expects a reverse split, if effected, would, at least initially, achieve compliance with the minimum bid of $1.00 required by Nasdaq.

Should the Company not meet the minimum bid requirement by June 15, 2001, its common stock would be delisted from the Nasdaq Stock Market. If the Company's securities cease to be listed on the Nasdaq SmallCap Market, they may continue to be listed in the OTC-Bulletin Board, which is viewed by most investors as a less desirable marketplace. In such event, the market price of the Common Stock may be adversely impacted and a stockholder may find it difficult it dispose, or obtain accurate quotations as to the market value, of the Company's Common Stock.

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

            (a)   Exhibits:

                  None.

            (b)   Reports on Form 8-K:

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SPEIZMAN INDUSTRIES, INC.
                                                   (Registrant)




Date:  May 15, 2001                  /s/  Robert S. Speizman
                                     ------------------------------------------
                                           Robert S. Speizman
                                           President


Date:  May 15, 2001                  /s/  John C. Angelella
                                     ------------------------------------------
                                           John C. Angelella
                                           CFO/Secretary-Treasurer