Form 10-K
period 2001-06-30
SPEIZMAN INDUSTRIES INC
filed 2001-09-28
CIK 92827

--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            _________________________
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]


For the fiscal year ended June 30, 2001

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]


For the transition period from __________________ to _____________________

Commission File No. 0-8544

                            SPEIZMAN INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                                56-0901212
-----------------------------------------------------     -----------------------------------------
  (State or other jurisdiction of incorporation or           (I.R.S. Employer Identification No.)
                organization)

      701 Griffith Road, Charlotte, North Carolina                          28217
-----------------------------------------------------     ---------------------------------------------
        (Address of principal executives offices)                        (Zip Code)

Registrant's telephone number, including area code:  (704) 559-5777

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

                                 Yes [X] No [_]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 21, 2001, was $3,255,428 based on the last sale price of $1.00 per share reported by the NASDAQ National Market System on that date.

        As of September 21, 2001, there were 3,255,428 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on November 13, 2001 are incorporated herein by reference into Part III.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about Speizman's industry, management beliefs, and certain assumptions made by Speizman's management. Words such as "anticipates," "expects," "intends," "plans," "believes, "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors" on pages 7 through 9. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

                                     PART I

Item 1. Business.

General

    Speizman Industries, Inc. is a major distributor of specialized industrial machinery, parts and equipment. The Company operates primarily in two segments, textile equipment and laundry equipment and services. In the textile segment the Company distributes sock knitting machines, other knitting equipment, automated boarding, finishing and packaging equipment used in the sock industry, and related parts. In the laundry equipment and services segment, the Company sells commercial and industrial laundry equipment, including the distribution of machines and parts as well as providing installation and after sales service. The Company refers to its operations in the textile segment as Speizman Industries, and the laundry equipment and services segment as Wink Davis Equipment Co., Inc. ("Wink Davis").

    All references herein are to the Company's 52-or-53 week fiscal year ending on the Saturday closest to June 30. The fiscal years 1998, 2000 and 2001 contained 52 weeks and ended on June 27, 1998, July 1, 2000 and June 30, 2001, respectively. Fiscal 1999 contained 53 weeks and ended on July 3, 1999.

Speizman Industries

    Speizman Industries is a leading distributor in North America of automated solutions for the sock industry. These solutions primarily include technologically advanced new equipment used in the knitting, seaming, finishing, boarding, and packaging operations for a sock manufacturer.

    The technologically advanced sock knitting machines distributed by Speizman Industries are manufactured by Lonati, S.p.A., Brescia, Italy ("Lonati"), which the Company believes is the world's largest manufacturer of hosiery knitting equipment. Speizman Industries and Lonati amended their agreement for the sale of Lonati machines in the United States in March 2001 (the "Lonati Agreement"). Speizman and Lonati also entered into a similar agreement relating to Speizman Industries' distribution of Lonati sock and sheer hosiery knitting machines in Canada in January 1992 and in Mexico in 1997. Speizman Industries has distributed Lonati double cylinder machines in the United States continuously since 1982. Speizman began distributing Lonati single cylinder open toe knitting machines in 1989. Its current product line includes newer technology represented by its single cylinder closed toe knitting machine, which eliminates the steps associated for a sock manufacturer in sewing the toe on a sock.

     Pursuant to the Lonati Agreement, Lonati has appointed Speizman Industries as Lonati's distributor and exclusive agent in the United States for the sale of its range of single (both open and closed toe versions) and double cylinder sock knitting machines and related spare parts. Although the Lonati Agreement does not establish Speizman Industries as the exclusive distributor of Lonati sock machines in the United States, Speizman in fact has exclusively distributed Lonati double cylinder sock machines continuously since 1982 and Lonati single cylinder sock knitting machines since 1989.

The Lonati Agreement continues through December 31, 2003 and continues from year to year thereafter, and can be terminated on 90 days written notice in the event of a breach.

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

    The Lonati single cylinder machines (both closed toe and open toe versions) distributed by Speizman Industries are for the knitting of athletic socks. The Lonati double cylinder machines are for the knitting of dress and casual socks. The Lonati machines are electronic, high-speed, and have computerized controls. Lonati single cylinder machines are capable of knitting pouch heel and toe, reciprocated heel and toe and tube socks. These and other features allow the rapid change of sock design, style and size, result in increased production volume and efficiency and simplify the servicing of the machines. Lonati single cylinder machines are also available in a closed toe version, which enables hosiery manufacturers to automate their production processes by knitting in the toe as opposed to manually seaming. This procedure not only results in a higher quality product but manufacturers also benefit from lower costs. In addition to the previously described machines distributed in the United States, Speizman Industries distributes these sock knitting machines as well as Lonati sheer hosiery knitting machines in Canada and Mexico.

    Speizman also distributes knitting machines, manufactured by Santoni, S.p.A., Brescia, Italy ("Santoni"), one of Lonati's subsidiaries, in the United States, Canada and Mexico. Santoni products include large diameter circular knitting machines utilizing new technology in the production of seamless undergarments, action wear and swimsuits. Sales by Speizman Industries in the United States, Canada and Mexico of new machines manufactured by Lonati, S.p.A., generated the following percentages of the Company's net revenues: 26.2% in fiscal year 2001, 21.2% in fiscal 2000, and 22.5% in fiscal 1999. In addition, sales of Santoni machines in the United States, Canada and Mexico generated 4.2%, 32.3%, and 20.3% of the Company's net revenues in fiscal 2001, 2000 and 1999, respectively.

     In addition to the Lonati knitting machines, Speizman Industries distributes new machines and equipment for the seaming, finishing, boarding, and packaging operations under written agreements and arrangements with other manufacturers. The following table sets forth certain information concerning most of these additional distribution arrangements:

--------------------------------------------------------------------------------------------------------------------
          Manufacturer                                Machine                                    Territory
--------------------------------------------------------------------------------------------------------------------
  Conti Complett, S.p.A.,       Sock toe closing or seaming machines and sock           United States, Canada and
     Milan, Italy               turning devices                                         Mexico

  Dinema,                       Data collection                                         United States and Canada
     Brescia, Italy

  Braun (Joint Marketing        Pocketed dye and extracting machines                    Worldwide
     Agreement with
     Martint Equipment)
     Syracuse, NY

  S.R.A. srl (SRA)              Automated loading, positioning, and finishing           United States and Canada
     Florence, Italy            devices

  Tecnopea                      Automated folding and packaging equipment               United States
     Brescia, Italy
--------------------------------------------------------------------------------------------------------------------

    Commencing in January 2001 and in conjunction with licensing certain assets of Todd Motion Controls, Inc. (TMC), a subsidiary of the Company, to SRA, Speizman Industries retained exclusive rights to distribute TMC equipment in the United States, Canada and Mexico that is manufactured by SRA. SRA has distribution rights for TMC equipment outside the United States, Canada and Mexico.

    Speizman sells textile machine parts and used textile equipment in the United States and in a number of foreign countries. Speizman Industries carries significant amounts of machinery and parts inventories to meet customers' requirements and to assure itself of an adequate supply of used machinery. Speizman Industries acts as a liquidator of textile mill equipment and as a broker in the purchase and sale of such equipment.

Sales and Marketing

    Speizman Industries markets and sells knitting machines and related equipment primarily by maintaining frequent contact with customers and understanding of its customers' individual business needs. Speizman Industries exhibits its equipment at trade shows and uses its private showroom to demonstrate new machines to its customers. In some cases, salespersons will set up competitive trials in a customer's plant and allow the customer to use Speizman's machine in its own work environment alongside competing machines for two weeks to three months. Speizman Industries also offers customers the opportunity to send their employees to Speizman's facilities for training courses on the operation and service of the machines and, depending on the number of machines purchased and the number of employees to train, may offer such training courses at the customer's facility. These marketing strategies are complemented by Speizman's commitment to service and continuing education. At September 10, 2001, Speizman Industries employed 9 salespersons and 23 technical representatives. In addition to its sales staff, Speizman Industries uses several commission sales agents in a number of foreign countries in connection with its sales of used machines.

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

    The majority all of the new machines sold by Speizman Industries are drop-shipped from the foreign manufacturer by container or air freight directly to the customer's plant using Speizman's freight forwarder to coordinate shipment. Title is taken at the European port, and Speizman insures the machines for 110% of cost.

    Because a substantial portion of Speizman Industries' revenues are derived from sales of machines and equipment imported from abroad, these sales may be subject to import controls, duty and currency fluctuations. Since November 2000, the majority of Speizman Industries' purchases of Italian machines for sale in the United States have been denominated in U.S. dollars. Prior to that time, most of these purchases were denominated in Italian Lira or EURO dollars. Speizman generally is able to adjust sales prices or purchase lira hedging contracts to compensate for anticipated dollar fluctuations. During fiscal year 2001, the Company experienced adverse effects utilizing lira hedging contracts for orders that were postponed or delayed. Additionally, international currency fluctuations that result in substantial price level changes could impede import sales and substantially impact profits. Speizman is not able to assess the quantitative effect such international price level changes could have upon Speizman Industries' operations. There can be no assurance that fluctuations in foreign exchange rates will not have an adverse effect on Speizman Industries future operations. All of Speizman Industries' export sales originating from the United States are made in U.S. dollars.

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

    Speizman Industries exports certain new and used machines and parts for sale in Canada, Mexico and a number of other foreign countries. See Note 1 of Notes to Consolidated Financial Statements for certain financial information concerning Speizman Industries' foreign sales in fiscal 2001, 2000 and 1999.

Customers

    Speizman Industries' customers consist primarily of the major sock manufacturers in the United States and Canada. In fiscal year 2001, one customer (Sara Lee Sock Company) represented 13.4% of the Company's revenues. In fiscal years 2000 and 1999, no single customer represented over 10% of the Company's revenues. Generally, the customers contributing the most to Speizman Industries' net revenues vary from year to year. Speizman Industries believes that the loss of any principal customer could have a material adverse effect on Speizman Industries.

Competition

    The sock knitting machine industry is competitive. The principal competitive factors in the distribution of sock knitting machines are technology, price, service, allowance of trade-ins and delivery. Management believes that its competitive advantages are the technological advantages of machines manufactured by Lonati and its affiliates, Speizman Industries' commitment to customer service and Speizman Industries' allowance of trade-ins of used machines on new machines.

    Lonati single cylinder machines compete primarily with machines manufactured by an Italian company (Sangiacomo, S.p.A) and a Czech company (Ange) and Lonati double cylinder machines compete primarily with machines manufactured by an Italian company (Matec) acquired in 1993 by Lonati but not represented by Speizman Industries. Lonati machines compete, to a lesser extent, with machines manufactured by a number of other foreign companies of varying sizes and with companies selling used machines. Management believes that it is at a short term competitive disadvantage if a potential customer's decision will be based primarily on price since, generally, the purchase price of Lonati machines is higher than that of competing machines.

    In its sale of new equipment other than Lonati machines, Speizman Industries competes with a number of foreign and domestic manufacturers and distributors of new and used machines. Certain of Speizman Industries' competitors may have substantially greater resources than Speizman Industries.

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

Wink Davis

    Wink Davis, with offices in Smyrna, Georgia, Wooddale, Illinois, and Charlotte, North Carolina, distributes commercial laundry equipment and parts and provides related service. Wink Davis was acquired by Speizman on August 1, 1997. Wink Davis sells to a wide variety of customers. A large share of these customers maintain on premise laundries ("OPL's"). OPL's are commonly found in hotels, nursing homes and other institutions that perform their laundry services in-house. Some larger installations of equipment are found in hospitals, prisons and linen processing plants. The largest portion of Wink Davis' sales are generated from its distributorships with both Pellerin Milnor (washer extractor equipment manufacturers based in Kenner, LA) and Chicago Dryer (commercial ironer/folder manufacturers based in Chicago, IL). Wink Davis represents both of these companies in Georgia, South Carolina, North Carolina, Virginia, middle and eastern Tennessee, Maryland, Washington, D.C., northern and central Florida, and the Chicago, Illinois areas.

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

     Additionally, Wink Davis, under written agreements and other arrangements with OEMs, distributes other laundry related equipment. The following table sets forth, in alphabetical order, certain information concerning the additional distribution agreements:

------------------------------------------------------------------------------------------------------------------------
          Manufacturer                               Machine                                    Territory
------------------------------------------------------------------------------------------------------------------------
American Dryer,                        Commercial Dryers                      Southeastern U.S. & Chicago, IL areas
    Fall River, MA

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

Consolidated Laundry Machinery,        Commercial Dryers                      Southeastern U.S. & Chicago, IL areas
    Los Angeles, CA

Energenics Corp.,                      Lint collectors and automatic cart     Southeastern U.S. & Chicago, IL areas
    Naples, FL                           wash systems

Forenta, Inc.,                         Laundry and Dry Cleaning Presses       Southeastern U.S. & Chicago, IL areas
    Morrisville, TN

Huebsch Originators,                   Commercial Dryers                      Southeastern U.S. & Chicago, IL areas
    Ripon, WI

Unipress, Inc.,                        Laundry and Dry Cleaning Presses       Southeastern U.S. & Chicago, IL areas
     Tampa, FL
------------------------------------------------------------------------------------------------------------------------

Sales and Marketing

    Wink Davis' primary products include washers, dryers, ironers and other finishing equipment. Some of the larger installations include continuous batch washers ("CBW's"), large dryers, pressing and folding equipment and conveyor systems resulting in the laundering process being substantially automated. The majority of the sales consist of washers, with less than 165 pound capacity per load ("white machines"), and corresponding dryers. CBW systems or tunnels are highly customized with a variety of features depending on the unique needs and constraints of each customer. Sales orders are generated through a variety of methods including repeat business, referrals, cold calls and unsolicited telephone orders. Typical sales terms on larger contracts require 15% down with the balance due 10 days after delivery. At September 10, 2001, Wink Davis employed approximately 10 sales persons and 35 technical representatives.

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

    Additionally, Wink Davis provides repair and maintenance services to OPL facilities. Customers' OPL facilities are typically operated and managed by their property, maintenance or housekeeping staffs. These staffs are often small with broad areas of responsibilities and limited technical expertise, especially for specific maintenance and repair issues of the laundry equipment. Accordingly, Wink Davis provides a full range of repair and maintenance services. Generally, each sales office is staffed by four or more technicians. Each technician travels to the customer's site in a maintenance van, fully stocked with the most commonly needed parts. Upon notification, Wink Davis will dispatch and commonly have a technician addressing the problem within 24 hours. If additional parts are required, they may be ordered from any of the Wink Davis' locations or shipped directly from the manufacturer.

Customers

    Wink Davis has over 4,000 customers ranging in size from single washing machine facilities to large laundry systems in hospitals or linen supply houses. Customers purchasing laundry machines typically continue their association with Wink Davis through purchase of repair parts or through service calls for equipment repairs. During the past three fiscal periods, no customer represented more than 10% of the Company's revenues. Accordingly, the loss of any single customer would not materially affect the operations of Wink Davis.

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

Employees

    As of September 10, 2001, the Company had 158 full-time employees. The Company's employees are not represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company considers its relations with its employees to be good.

Backlog

     The Company's firm backlog of unfilled orders for new and used machines was $15.8 million at September 10, 2001. The Company's firm backlog was $13.8 million and $28.2 million at June 30, 2001 and July 1, 2000, respectively. The reduction in unfilled orders at June 2001 compared to July 2000 is primarily due to a trend in lower equipment sales which the Company believes is due to lower capital spending as a result of declining economic conditions, primarily in the United States, as well as from shipments in the fourth quarter for orders committed prior to July 1, 2000. The period of time required to fill orders varies depending on the machine ordered.

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

Risk Factors

Relationship with Foreign Suppliers

     The majority of Speizman Industries' suppliers for parts and equipment are based in foreign countries primarily concentrated in Italy. There can be no assurance that Speizman will not encounter significant difficulties in any attempt to enforce any provisions of the agreements with foreign manufacturers, or any agreement that may arise in connection with the placement and confirmation of orders for the machines manufactured by foreign manufacturers or obtain an adequate remedy for a breach of any such provision, due principally that they are foreign companies.

Dependence on Lonati

    The Company's operations are substantially dependent on the net revenues generated from the sale of sock knitting and other machines manufactured by both Lonati and Santoni, S.r.l., Brescia, Italy, one of Lonati's subsidiaries, and the Company expects this dependence to continue. Sales of sock knitting and other machines manufactured by Lonati and Santoni generated an aggregate of approximately 30.4% and 53.5% of the Company's net revenues in fiscal 2001 and fiscal 2000, respectively. The Company amended its agreement with Lonati for the sale of its machines in March 2001 to be the exclusive agent through December 31, 2003. The Company and Lonati entered into their present agreement for the sale of Lonati machines in Canada in January 1992 and for Mexico in 1997, which is renewable annually. The Company has acted as the United States sales agent and distributor for certain machines manufactured by Lonati continuously since 1982. The cost to the Company of Lonati machines, as well as the delivery schedule of these machines, are in the discretion of Lonati. Management believes that the Company's relationship with Lonati will continue to be strong as long as the Company generates substantial sales of Lonati machines; however, there can be no assurance that the Company will be able to do so or that the Company's relationship with Lonati will continue or will continue on its present terms. Any decision by Lonati to sell machines through another distributor or directly to purchasers would have a material adverse effect on the Company.

Machine Performance and Delayed Deliveries

    During fiscal 2000 and the early part of fiscal year 2001, the Company experienced issues with machine performance and delays from Lonati in shipments of closed toe knitting machines and Santoni undergarment knitting machines. The Company experienced material cancellations or postponements of orders due to these delays and performance issues. There can be no assurance that delayed deliveries in the future or issues with machine performance on newer technology will not result in the loss or cancellation of significant orders. The Company also cannot predict situations in Italy such as potential employee strikes or political developments which could further delay deliveries or have other adverse effects on the business of Lonati and the other Italian manufacturers represented by the Company.

Foreign Currency Risk

         Historically, Speizman Industries' purchases of foreign manufactured machinery and spare parts for resale are denominated in Italian lira. For purchases of machines that were denominated in Italian lira or Euro dollars, Speizman generally purchased lira hedging contracts to compensate for anticipated dollar fluctuations; however, during fiscal year 2001, the Company experienced adverse effects utilizing lira hedging contracts for orders that were postponed or delayed. Prior to fiscal year 2001 and for approximately 30 years, the Company did not experience any adverse effect from utilizing lira hedging contracts. During fiscal year 2001, and in light of newer technology that was being delivered by Lonati represented by its newer version closed toe single cylinder sock knitting machine, and with previous experiences of delays associated with the development of its previous generation closed toe machine, the Company arranged with Lonati and its affiliates to purchase its products for resale in U.S. dollars. Speizman's arrangement to buy in U.S. dollars with Lonati contractually ends on April 30, 2002. For purchases of machines that are supplied by other manufacturers that are denominated in Italian lira or Euro dollars, Speizman Industries feels its current practices enable the Company to adjust sales prices, or to commit to lira hedging contracts that effectively compensate for anticipated dollar fluctuations. At June 30, 2001, the Company had contracts maturing through September 2001 to purchase approximately 432.0 million lira for approximately $198,000 for which the market value at June 30, 2001 if terminated was $189,000.

         Additionally, international currency fluctuations that result in substantial price level changes could impede or promote import/export sales and substantially impact profits. Speizman is not able to assess the quantitative effect of such international price level changes could have upon Speizman Industries' operations. There can be no assurance of fluctuations and foreign exchange rates will not have an adverse effect on Speizman Industries' future operations. All of Speizman Industries' export sales originating from the United States are made in U.S. dollars.

Industry Conditions

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

    The textile segment is subject to the risks associated with certain categories in the textile industry, specifically, for socks, underwear, and actionwear garments. The textile industry risks relating to socks, underwear, and actionwear garments include the impact of style and consumer preference changes. These factors may contribute to fluctuations in the demand for the Company's sock knitting and packaging equipment and knitted fabric equipment products. There is a slowdown in underwear and actionwear garments that commenced during the second half of the last fiscal year. Currently, there also appears to be a downturn in the sock industry.

Need for Additional Capital

    The Company may need to raise additional funds in the future to support its operations or respond to unanticipated requirements. If the Company seeks to raise additional funds, it may not be able to obtain funds on terms which are favorable or acceptable to the Company.

Nasdaq Listing

    The Company's Common stock has been listed on the Nasdaq SmallCap Market since March 20, 2001 and was listed on the Nasdaq National Market System from October 1993 to March 19, 2001. The Company may have difficulty meeting one or more of the criteria for continued listing on the Nasdaq SmallCap Market. If the Company's securities cease to be listed on the Nasdaq SmallCap Market, they may continue to be listed in the OTC-Bulletin Board, which is viewed by most investors as a less desirable marketplace. In such event, the market price of the Common Stock may be adversely impacted and a stockholder may find it difficult to dispose, or obtain accurate quotations as to the market value, of the Company's Common Stock.

Item 2.  Properties.

    The Company leases all of its real property. Significant leases are summarized in the table below:

--------------------------------------------------------------------------------------------------------------------------
                                                                          Lease         Monthly        Approximate
                                                      Lease Origination   Term           Rental       Rental Square
             Use                 Location                   Date        (months)          Rate          Footage
--------------------------------------------------------------------------------------------------------------------------
Properties used primarily by Speizman Industries:
Executive, administrative,     Charlotte, NC         December 1, 1999       180         $ 87,931         221,000      (a)
   machinery rebuilding and
   warehousing
Properties used primarily by Wink Davis:
Administrative, general        Smyrna, GA            May 1, 2001             61         $  5,147          12,000
  office and warehouse
Sales and service office and   Wooddale, IL          August 1, 1999          24         $  5,157           6,800      (b)
  warehouse
Sales and service office and   Chester, VA           August 1, 1999          24         $  1,982           6,000      (b)
  warehouse
Sales and service office and   Charlotte, NC         March 1, 2000           60         $  6,469          10,800      (c)
  warehouse
----------------------------------------------------------------------------------------------------------------------------

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

The Company believes its office and warehouse space is sufficient to meet its needs for the foreseeable future.

Item 3.  Legal Proceedings.

     The Company is a defendant in a lawsuit filed by Bluegrass Hosiery, Inc. on January 28, 1999, now pending in a U.S. District Court for the Eastern District of Kentucky, Civil Action No. 99-80, in which Bluegrass alleges that the Company breached a contract in which it had sold machines to Bluegrass, and seeking damages, including punitive damages in an unspecified amount. The Company vigorously denies the allegations. Trial is scheduled for November 2001.

     On June 29, 2000, Hazel Hernandez filed a lawsuit against Wink Davis Equipment Company, Inc. (a wholly-owned subsidiary of Speizman Industries) in the U.S. District Court for the Northern District of Illinois, Case No. 00-CV-5183. The plaintiff alleges that her decedent, who was her husband and a laundry company employee, was killed by a Milnor 2-stage laundry press machine which was sold by Wink Davis Equipment Company, Inc. to the employer of Hernandez's decedent. The manufacturer of the machine, as well as manufacturers of certain components therein, have also been joined as defendants in the lawsuit. The legal grounds for including the Company as a defendant are not clear. The plaintiff's claims include allegations that the Company and Wink Davis Equipment Company, Inc. placed an unreasonably dangerous machine in the stream of commerce, were negligent in the design, manufacture, sale, and distribution of the machine, and other grounds. The court has dismissed the claim against Speizman Industries. Wink Davis Equipment Company, Inc. denies the allegations and believes that it will ultimately prevail in the matter.

     On July 30, 2001, the Nalpac Company filed a counterclaim against the Company in the Superior Court, District of Montreal, Province of Quebec, Canada (Civil Action No. 500-17-010102-013). Prior to this filing, the Company filed suit against Nalpac for payment for machines purchased by Nalpac. Nalpac's counterclaim, as filed on July 30, 2001 referred above, claims that it set up a joint venture with Gentry Mills, known as Seamless Knit, Inc., to knit and sell seamless garments, investing as much as $6,000,000 (Canadian) in the project. It also alleges that delays in delivery of the machines, and defects in their operation, caused Nalpac to suffer financial loss in the amount of $4,000,000 (Canadian), plus interest and penalties in an unspecified amount, under Quebec law. The Company denies the allegations of the counterclaim, and is defending its position vigorously, and believes that it will ultimately prevail.

     Due to the inherent uncertainty as to the outcome of litigation, the Company cannot estimate the amount of loss, if any, that will result from the resolution of the lawsuits described above.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2001.

Executive Officers of Registrant

    The following table sets forth certain information regarding the executive officers of the Company:

        Name                     Age   Positions with the Company
        ----                     ---   --------------------------
        Robert S. Speizman ....  61    Chairman of the Board, President and Director
        Mark A. Speizman ......  30    Senior Vice President, Hosiery
        John C. Angelella .....  39    Vice President-Finance,  Chief Financial Officer, Secretary
                                       and Treasurer
        P. Donald Mullen II ...  37    President, Wink Davis Equipment Company, Inc.

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

     P. Donald Mullen II, son-in-law of Robert S. Speizman, began serving as President of Wink Davis Equipment Company, Inc. in August 2000. He served as Vice President of Wink Davis from June 1998 to August 2000 and as Sales Engineer of Wink Davis from August 1997 to June 1998. He also served as a Sales Manager of Speizman from August 1996 to August 1997. Prior to that, he served four years as an accountant for a division of TimeWarner.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

    The Company's Common Stock has been included for quotation on the NASDAQ National Market System under the NASDAQ symbol "SPZN" from October 1993 to March 19, 2001. Commencing on March 20, 2001, the Company began trading on the NASDAQ SmallCap System under SPZN. The following table sets forth, for the periods indicated, the high and low sale prices as reported by the NASDAQ Market System.

Fiscal 2000                                         High        Low
                                                    ----        ---
    First Quarter (ended October 2, 1999) .......  $5.88       $3.50
    Second Quarter (ended January 1, 2000) ......   5.50        3.69
    Third Quarter (ended April 1, 2000) .........   5.00        3.50
    Fourth Quarter (ended July 1, 2000) .........   4.25        3.13
Fiscal 2001
    First Quarter (ended September 30, 2000) ....   3.43        2.25
    Second Quarter (ended December 30, 2000) ....   2.36         .50
    Third Quarter (ended March 31, 2001) ........   1.68         .50
    Fourth Quarter (ended June 30, 2001) ........   1.50         .53

    As of June 30, 2001, there were approximately 200 stockholders of record of the Common Stock. Management believes that when the number of beneficial stockholders are included with the number of record stockholders, the Company is in compliance with the maintenance standards set by the Nasdaq Stock Market.

    The Company has never declared or paid any dividends on its Common Stock.

    Future cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, surplus, restrictive covenants in agreements to which the Company may be subject, general business conditions and such other factors as the Board of Directors may deem relevant. The Company's present credit facility contains certain financial and other covenants that limit the Company's ability to pay cash dividends on its capital stock.

Item 6.  Selected Consolidated Financial Data.

     The following selected consolidated financial data sets forth selected financial information for Speizman Industries, Inc. as of and for each of the years in the five-year period ended June 30, 2001, and has been derived from the Company's audited consolidated financial statements. The selected consolidated financial data should be read together with the Company's consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                  Fiscal Year Ended
                                                          ------------------------------------------------------------------
                                                           June 30,        July 1,      July 3,        June 27,     June 28,
                                                             2001           2000          1999         1998 (a)       1997
                                                          ----------     ----------    ----------     ---------    ---------
                                                                         (In thousands, except per share data)
Statement of Operations Data:
    Net revenues ......................................   $   82,233     $  115,182    $  101,412     $  90,886    $  79,103
    Cost of sales .....................................       70,511         96,443        85,564        74,034       65,935
                                                          ----------     ----------    ----------     ---------    ---------
    Gross profit ......................................       11,722         18,739        15,848        16,852       13,168
    Selling, general and administrative expenses ......       14,848         15,421        15,124        12,658        8,855
                                                          ----------     ----------    ----------     ---------    ---------
    Operating income (loss) ...........................       (3,126)         3,318           724         4,194        4,313
    Interest (income) expense, net ....................        2,423          1,972         1,103           988          (18)
    Loss on settlement of uncommitted foreign
      currency derivative contracts ...................        3,926              -             -             -            -
                                                          -----------    ----------    ----------     ---------    ---------
    Income (loss) before taxes on income ..............       (9,475)         1,346          (379)        3,206        4,331
    Taxes (benefit) on income .........................       (3,612)           544          (126)        1,273        1,645
                                                          ----------     ----------    ----------     ---------    ---------
    Net income (loss) .................................   $   (5,863)    $      802    $     (253)    $   1,933    $   2,686
                                                          ==========     ==========    ==========     =========    =========

Per Share Data:
    Basic earnings (loss) per share ...................   $    (1.80)    $     0.25    $    (0.08)    $    0.59    $    0.83
    Diluted earnings (loss) per share .................        (1.80)          0.24         (0.08)         0.56         0.80

    Weighted average shares outstanding - basic .......        3,253          3,243         3,274         3,284        3,229
    Weighted average shares outstanding - diluted .....        3,253          3,296         3,274         3,426        3,353

Balance Sheet Data:
    Working capital ...................................   $   17,300     $   28,182    $   16,058     $  20,210    $  18,741
    Total assets ......................................       54,873         68,255        56,456        51,925       43,174
    Short-term debt ...................................            -              -         4,900         4,000            -
    Long-term debt, including current maturity ........       16,404         19,725         7,196         9,561          112
    Stockholders' equity ..............................       17,366         23,490        22,577        23,207       20,938

__________________
(a) On August 1, 1997, the Company acquired Wink Davis. On February 6, 1998, the Company acquired TMC.

     The Company has never declared or paid any dividends in Common Stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion of the Financial Condition and Results of Operations of Speizman contains forward-looking statements within the meaning of
Section 21e of the Securities Exchange Act of 1934. Speizman's actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and "Cautionary Note Regarding Forward-Looking Information" and elsewhere in this Annual Report on Form 10-K.

Overview

     The Company is a leader in the sales and distribution of specialized industrial machinery, parts and equipment. The Company's revenues are generated primarily from its distribution of textile equipment (principally knitting equipment and, to a lesser extent, from the sale of parts used in such equipment and the sale of used equipment) and commercial laundry equipment and services (principally commercial washers and dryers and, to a lesser extent, the sale of parts used in such equipment and related services). The Company began operating in the laundry equipment and services segment with the purchase of Wink Davis on August 1, 1997.

     The Company during fiscal year 2001 experienced a decline in its equipment bookings, primarily in the textile segment. The Company expects this trend to continue during the first six months in fiscal year 2002 based upon current market conditions and the Company's existing pipeline. In furtherance with the Company's cost saving initiatives that began in fiscal year 2001, the Company expects to further reduce its expenses to help mitigate the adverse effects from the decline in equipment bookings.

Results of Operations

Year Ended June 30, 2001 Compared to Year Ended July 1, 2000

     Net Revenues. Net revenues decreased to approximately $82.2 million for the year ended June 30, 2001, a decrease of $33.0 million (or 28.6%) from the prior year. Revenues in the laundry equipment and services segment increased to $34.9 million, an increase of $5.1 million (or 17%) compared to the prior year. The increase in laundry equipment and service revenue was primarily due to two large installation projects completed during fiscal year 2001. The increase in revenues for laundry equipment and services was offset by a decrease in textile equipment revenues. Revenues decreased in the textile equipment segment to $47.3 million for the year ended June 30, 2001, a decrease of $38.1 million (or 44.6%) from the prior year. Approximately $34.0 million of the decrease in textile equipment revenues (or 89%) was due to decreased sales in the United States and Canada for knitted fabric equipment, resulting from the dramatic softening in demand in the seamless underwear category.

     Cost of Sales. Cost of sales as a percentage of revenues increased unfavorably to 85.7% for the fiscal year 2001 as compared to 83.7% in fiscal year 2000. The net increase is due to increased costs on lira denominated equipment and parts sold primarily during the first half of fiscal year 2001. The increase in lira costs was a result of an overall devaluation in the Euro and lira coupled with the company utilizing foreign exchange derivatives contracted at stronger exchange rates for commitments that were subsequently delay or cancelled. Refer to Disclosure about Foreign Currency Losses in Fiscal Year 2001 for more discussion. The increase in lira costs associated with utilizing these foreign exchange contracts for equipment and parts sold during fiscal year 2001was $3.2 million and represented a 3.9% component of consolidated cost of sales as a percentage of consolidated revenues for fiscal year 2001. This increase was offset primarily by reduced costs of approximately $1.5 million reflected in the second half of fiscal year 2001 from the planned elimination of non-performing business operations including the manufacturing activities of TMC.

     Selling Expenses. Selling expenses decreased by $120,000 (or 1.5%) to $7.7 million in fiscal 2001. As a percentage of revenue, selling expenses increase unfavorably to 9.4%, compared to 6.9% in the prior fiscal year. As a percentage of revenue, the increase is due to selling expense, primarily personnel and related costs, in the textile equipment segment being primarily fixed in nature coupled with a decrease in annual textile equipment sales, and higher total commissions due to a higher mix of laundry equipment sales compared to the mix in the prior fiscal year. Commissions on laundry equipment sales are generally higher compared to commissions on sales of textile equipment.

     General and Administrative. General and administrative expenses decreased favorably by $450,000 (or 6%) to $7.1 million, compared to the prior fiscal year. The reduction primarily resulted from savings reflected in second half of fiscal year 2001 from reduced personnel and overhead associated with the Company's planned elimination of certain non-performing operations as well as the consolidation of certain administrative activities for its laundry segment.

     Interest Expense. Interest expense increased unfavorably by $450,000 to $2.4 million in fiscal year 2001 compared to $1,972,000 in the prior year. The increase is due to higher average balances throughout the fiscal year 2001 on the Company's line of credit to fund operations.

     Loss on Settlement of Uncommitted Foreign Currency Derivatives. Loss on settlement of uncommitted foreign currency derivatives of $3.9 million reflects a one-time loss associated with the discontinuation of the company's uncommitted foreign currency derivatives classified as cash flow hedges. Refer to Disclosure about Foreign Currency Losses in Fiscal Year 2001 for more discussion.

     Taxes (Benefit) on Income (Loss). The benefit for income taxes was $3.6 million for the current year, a rate of 38.1% of the net loss. The effective rate in the prior fiscal year was 40.4%. The reduced rate in the current year is primarily due to a reduced effective state tax rate in the current fiscal year. The Company recognized as of June 30, 2001 a deferred tax benefit of $3.0 million for which the Company believes will be recoverable through the normal course of its business in the future.

     Net Loss. Net loss for the year was $5.9 million or $1.80 per share, both basic and diluted. In the prior year, net income was $802,000 or $0.25 per basic share and $0.24 per diluted share.

Year Ended July 1, 2000 Compared to Year Ended July 3, 1999

     Net Revenues. Net revenues increased to approximately $115.2 million for the year ended July 1, 2000, an increase of $13.8 million (or 13.6%) from the prior year. Knitted fabric equipment sales due to high demand primarily during the first half of the year, showed a substantial increase of $18.4 million from year to year. Other components of the increase include $1.1 million increase in parts sales and $1.3 million increase in laundry equipment and services. These increases were offset by a $2.6 million decrease in the hosiery-related equipment due to delays in introducing the closed toe machine as well as a $3 million decrease in yarn processing equipment and a $1.5 million decrease in products no longer represented.

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

Liquidity and Capital Resources

     Over the past three fiscal periods, the Company satisfied its cash flow requirements from operations and/or borrowings under current and long-term facility arrangements. The Company has a revolving credit facility with SouthTrust Bank, N.A. The agreement with SouthTrust as recently amended, expires on July 31, 2002 and provides a line of credit up to $15.0 million and an additional line of credit for issuance of Documentary Letters of Credit up to $9.0 million. The availability under the combined lines of credit is limited by the percentage of accounts receivable and inventory determined from time to time by SouthTrust. The unused amount available to the Company as determined by the Bank as of June 30, 2001 was $2,964,000. Amounts outstanding under the line of credit for direct borrowings bear interest based upon two components: London Interbank Offered Rate (LIBOR) rate plus 1.5% to 2.5% for a short term fixed period and prime plus 0% to 1% for the non-fixed period. The rates vary based upon the Company's funded debt as defined in the loan agreement. The Company has two interest rate swaps that fixes the LIBOR interest rate (exclusive of margin) at 7.77% and 7.79% for borrowings of $3.0 million and $5.0 million, respectively, that expire on June 2, 2002 and June 2, 2003, respectively. In connection with the SouthTrust's facility, the Company granted a security interest in all assets of the Company.

    Working capital at June 30, 2001 was $17.3 million, a decrease of $10.9 million from $28.2 at July 1, 2000. Working capital ratio at June 30, 2001 was
1.79 compared to 2.09 at July 1, 2000. Net cash provided by operating activities was $2.8 million for 2001 compared to $4.2 million used in operating activities during 2000. Net cash provided by operating activities in 2001 was primarily due to a net reduction in accounts receivable of $10.9 million, a reduction in prepaid expenses of $3.6 million and non-cash expenses of $2.5 million partially offset by a net loss of $5.9 million, a non-cash income tax benefit of $3.0 million, a $4.9 million decrease in accounts payable and bank overdraft, and a $900,000 increase in inventory.

    The reduction of $10.9 million in accounts receivable during fiscal year 2001 was due to a decline in sales or billings for fiscal year 2001 when compared to the prior fiscal year coupled with an improvement in the number of days of sales in accounts receivable from year to year, partially offset by deductions for losses on accounts of $267,000 that were reserved in previous years. The percentage drop in sales from year to year of 28.6% accounted for a decrease in net accounts receivable of approximately $8.8 million. The number of days of sales in accounts receivable improved at June 30, 2001 to 85 days compared to 96 days as of July 1, 2001. The improvement of 11 days accounted for a further reduction in net accounts receivable of approximately $2.5 million and was primarily due to an increased effort on cash collections. The number of days of sales in accounts receivable is calculated by dividing the net accounts receivable balance by the revenues for the prior fiscal period multiplied by 360 days for the fiscal period.

    The reduction in prepaid expenses was primarily due to recognition of deferred costs of $2.3 million associated with foreign currency derivatives designated as hedges that were utilized and recognized in the company's statement of operations during fiscal year 2001. The balance of the decrease in prepaid expenses and other assets was primarily due to reduced deposits on equipment purchase orders resulting from a decline in related customer bookings and equipment sales during fiscal year 2001 as compared to fiscal year 2000.

    The increase in deferred taxes of $3.0 million represented a non-cash benefit recognized during fiscal year 2001. The Company believes this deferred tax benefit will be recoverable through its normal course of business in the future.

    The net decrease in accounts payable and overdraft of $4.9 million during fiscal year 2001 was primarily due to a decrease in costs associated with the decrease in the Company's sales. The percentage drop in cost of sales of $70,511,000 in fiscal year 2001 as compared to cost of sales of $96,442,000 in fiscal year 2000 was approximately 27%. The percentage drop in cost of sales of 27% accounted for a $5,450,000 decrease in accounts payable and bank overdraft. This decrease was offset by an increase in accounts payable from extended payment terms provided by certain suppliers to the Company.

    The increase in inventory of $900,000 was offset by provisions for inventory obsolescence and write downs of approximately $700,000. New machine inventory increased to $6.5 million at June 30, 2001 compared to $6.0 million at July 2, 2000. The increase in new machine inventory was partially offset by a $600,000 decrease in used machine inventory at June 30, 2001 compared to July 2, 2000. The net increase in the new machine inventory consisted of an increase of $1.6 million associated with Santoni knitting machines held for resale. In light of the recent downturn in the seamless underwear category, the Company provided specific reserves to adjust the historical cost on these machines to an estimated current net realizable value that the Company anticipates will be recovered through future sales in the next 12 months. Additionally, the Company's parts inventory increased by approximately $400,000 at June 30, 2001 compared to July 2, 2000 to $5.8 million. Approximately 60% of the increase in parts related to additional items and higher volumes purchased in yarn parts due to the Company's growth in this relatively new business line, with the balance of the increase primarily due to higher costs on imported parts remaining in inventory that were purchased in lira during fiscal year 2001. The Company believes its inventories are valued at the lower of cost or market.

    During 2000, net cash used in operating activities related primarily to a $9.8 million increase in accounts receivable, a $1.9 million decrease in accrued expenses and customers' deposits and a $900,000 increase in inventories. These uses were partially offset by net income for the year excluding the effect of non-cash expenses, and a $5.0 million increase in accounts payable.

    Net cash used in investing activities, primarily for capital expenditures, was $131,000 in 2001 compared to $394,000 in 2000. Net cash used in financing activities was $3.4 million in 2001, primarily from a reduction (payments net of borrowings) in SouthTrust's line of credit facility.

This compared to net cash provided by financing activities in the prior year of $4.7 million, primarily related to net borrowings on its line of credit.

    The Company believes the available funds through its facility agreement with SouthTrust and cash flows generated by operations, if any, will be sufficient to fund its working capital and capital expenditures requirements through July 31, 2002. Thereafter, the Company may need to raise additional funds or extend its facility agreement with SouthTrust. The Company believes that it will extend its facility with SouthTrust or refinance with another bank as it has in the past few years. However, there is no assurance that additional financing will be available when needed or desired on terms favorable to the Company or at all.

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

Disclosure about Foreign Currency Losses in Fiscal Year 2001

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

    The Company cancelled or postponed orders during calendar year 2000 due to unanticipated delays associated with the closed toe machines as well as cancellations by customers who had signed sales orders with the Company for closed toe hosiery and knitted fabric equipment. Associated with these cancelled purchase orders, the Company had committed to purchase contracts of approximately 76 billion lira during the latter part of calendar year 1999. The utilization of this lira during fiscal year 2001 for other purchases coupled with the continual strengthening position of the dollar since 1999 has had a significant adverse effect on gross profit during fiscal year 2001. The adverse effect on gross profit through increased cost of sales during the year ended June 2001 was approximately $3.2 million.

    Additionally, of the 76 billion lira contracts associated with the cancelled purchase orders, approximately 37 billion lira were uncommitted and were treated as cash flow hedges for accounting purposes. For cash flow hedges, changes in the fair value of the hedging instrument are deferred and recorded in other comprehensive income (equity), then recognized in the statement of operations in the same period as the sale is recognized on the hedged item. These commitments were initially designated to be utilized on anticipated purchase commitments primarily related to two product lines. Due to delays by the manufacturers, the Company renegotiated its future purchases with these foreign suppliers in U.S. dollars. In light of this, on November 13, 2000, the Company deemed these foreign currency derivatives as ineffective for hedge accounting as originally designated going forward. Accordingly, and in light of the potential future devaluation of the lira in relation to the U.S. dollar, the Company entered into offsetting foreign currency derivatives in order to fix its exposure on the ineffective cash flow derivatives and reported a loss on settlement of cash flow derivatives of approximately $3.9 million, before income tax benefit. The Company had no foreign exchange contracts designated as cash flow hedges as of June 30, 2001.

    In summary, the total losses associated with the utilization of the Company's fair value hedge contracts and the settlement of its cash flow hedges were approximately $7.1 million for fiscal year 2001, before tax benefit. In the future, currency fluctuations of the lira could result in substantial price level changes and therefore impede or promote import/export sales and substantially impact profits. Generally, the Company is not able to assess the quantitative effect that such currency fluctuations could have upon the Company's operations. There can be no assurance that fluctuations in foreign currency exchange rates will not have a significant adverse effect on Speizman Industries' future operations. In addition, the Company is continually evaluating other alternatives to limit its risk on foreign currency fluctuations and is currently purchasing a majority of its textile equipment denominated in U.S. dollars.

New Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards (SFAS) Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS
142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests methods of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

    SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

    The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $4,790,407. Amortization expense during the year ended June 30, 2001 was approximately $440,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

    In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). The Statement provides revised accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Adoption of this standard is not expected to have a significant impact on the Company's financial statements.

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143). The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Adoption of this standard is not expected to have a significant impact on the Company's financial statements.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

    The Company is exposed to market risks, which include changes in U.S. and international interest rates as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other. The Company attempts to reduce these risks by utilizing financial instruments, pursuant to Company policies.

    The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates (primarily the Euro and Lira) may positively or negatively affect the Company's revenues (as expressed in U.S. dollars), cost of sales, gross margins, operating expenses, and retained earnings. Where the Company deems it prudent, it engages in hedging those transactions aimed at limiting in part the impact of currency fluctuations. As discussed in the Foreign Currency Risk section set forth herein under "Risk Factors," the Company purchases forward exchange contracts to protect against currency exchange risks associated with the Company's anticipated and firm commitments of lira-dominated purchases for resale.

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

    The Company is also subject to interest rate exposure on a portion of its debt outstanding at June 30, 2001 that was priced at interest rates that float with the market. The total outstanding debt currently subject to interest rate exposure is $10,978,000 of which $8,000,000 is fixed pursuant to swap agreements. A 100 basis point movement of the interest rate on the net floating rate debt of $2,978,000 would result in an approximate $29,800 increase or decrease in interest expense and cash flows. Reference is made to Note 8 of the Consolidated Financial Statements for additional information.

Item 8.   Financial Statements and Supplementary Data.

    The financial statements and supplementary data required by this Item 8 appear on Pages F-1 through F-18 and S-1 through S-2 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

    The response to this Item 10 is set forth in part under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the remainder is set forth in the Company's 2001 Proxy Statement for the 2001 Annual Meeting of Stockholders

Item 11.  Executive Compensation.

    The response to this Item 11 is set forth in the Company's 2001 Proxy Statement under the section captioned "Executive Compensation and Related Information," which section, other than the subsections captioned "Report of the Compensation Committee and the Stock Option Committee on Executive Compensation" and "Comparative Performance Graph," is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    The response to this Item 12 is set forth in the Company's 2001 Proxy Statement under the section captioned "Stock Ownership of Certain Beneficial Owners and Management," which section is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions.

    The response to this Item 13 is set forth in the Company's 2001 Proxy Statement under the section captioned "Certain Transactions," which section is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) The following documents are included as part of the Annual Report on Form 10-K:

1.   Financial Statements:

                                                                                             Page
                                                                                             ----
Report of Independent Certified Public Accountants ......................................    F-1
Consolidated Balance Sheets - June 30, 2001 and July 1, 2000 ............................    F-2
Consolidated Financial Statements for each of the three years in the period ended
     June 30, 2001, July 1, 2000 and July 3, 1999: ......................................
      Consolidated Statements of Operations .............................................    F-3
      Consolidated Statements of Stockholders' Equity ...................................    F-4
      Consolidated Statements of Cash Flows .............................................    F-5
Summary of Accounting Policies ..........................................................    F-6
Notes to Consolidated Financial Statements ..............................................    F-9

2.   Financial Statement Schedules:

                                                                                             Page
                                                                                             ----
Report of Independent Certified Public Accountants on Financial Statement Schedule ......    S-1
Schedule II - Valuation and Qualifying Accounts .........................................    S-2

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

                                            SPEIZMAN INDUSTRIES, INC.

Date:  September 25, 2001

                                            By: /s/ Robert S. Speizman
                                                --------------------------------
                                                Robert S. Speizman, President


         Pursuant to the requirements of the Securities Act of 1933, this has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signatures                      Title                            Date
             ----------                      -----                            ----
/s/ Robert S. Speizman          Chairman of the Board, President       September 25, 2001
---------------------------     and Director (Principal Executive
Robert S. Speizman              Officer)


/s/ John C. Angelella           Vice President-Finance, CFO,           September 25, 2001
---------------------------     Secretary and Treasurer
John C. Angelella


/s/ Jon P. Brady                Director                               September 25, 2001
---------------------------
Jon P. Brady


/s/ William Gorelick            Director                               September 25, 2001
---------------------------
William Gorelick


/s/ Scott C. Lea                Director                               September 25, 2001
---------------------------
Scott C. Lea


/s/ Josef Sklut                 Director                               September 25, 2001
---------------------------
Josef Sklut

                            [BDO SEIDMAN LETTERHEAD]



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Speizman Industries, Inc.

We have audited the accompanying consolidated balance sheets of Speizman Industries, Inc. and Subsidiaries as of June 30, 2001 and July 1, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Speizman Industries, Inc. and subsidiaries at June 30, 2001 and July 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

Charlotte, North Carolina                                       BDO Seidman, LLP
August 15, 2001

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,               July 1,
                                                                                      2001                  2000
                                                                                ----------------       --------------
ASSETS
Current:
    Cash and cash equivalents ...............................................    $            -        $     713,754
    Accounts receivable .....................................................        19,440,188           30,722,678
    Inventories .............................................................        16,721,714           16,489,494
    Prepaid expenses and other current assets ...............................         3,142,445            6,181,283
                                                                                 --------------        -------------
       TOTAL CURRENT ASSETS .................................................        39,304,347           54,107,209
                                                                                 --------------        -------------
Property and Equipment:
    Building and leasehold improvements .....................................         7,336,153            7,310,261
    Machinery and equipment .................................................         1,083,517            1,008,656
    Furniture, fixtures and transportation equipment ........................         1,657,855            1,779,829
                                                                                 --------------        -------------
                                                                                     10,077,525           10,098,746
    Less accumulated depreciation and amortization ..........................        (2,865,649)          (2,092,204)
                                                                                 --------------        -------------
       NET PROPERTY AND EQUIPMENT ...........................................         7,211,876            8,006,542
                                                                                 --------------        -------------
Deferred tax asset, long-term ...............................................         3,297,707              446,000
Other long-term assets ......................................................           268,750              464,897
Goodwill, net of accumulated amortization ...................................         4,790,407            5,230,410
                                                                                 --------------        -------------
                                                                                 $   54,873,087        $  68,255,058
                                                                                 ==============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
    Bank Overdraft ..........................................................    $    1,438,466        $           -
    Accounts payable ........................................................        14,005,690           20,196,790
    Customers' deposits .....................................................         4,183,369            3,351,778
    Accrued expenses ........................................................         1,475,347            1,491,593
    Current maturities of long-term liabilities .............................           901,216              884,996
                                                                                 --------------        -------------
       TOTAL CURRENT LIABILITIES ............................................        22,004,088           25,925,157
Long-term debt ..............................................................        10,978,000           14,258,001
Obligation under capital lease ..............................................         4,524,682            4,581,593
                                                                                 --------------        -------------
       TOTAL LIABILITIES ....................................................        37,506,770           44,764,751
                                                                                 --------------        -------------

Commitments and Contingencies

Stockholders' Equity:
    Common Stock - par value $.10; authorized 20,000,000 shares, issued
       3,396,228, outstanding 3,255,428; and issued 3,393,228, outstanding
       3,252,428, respectively ..............................................           339,623              339,323
    Additional paid-in capital ..............................................        13,047,150           13,045,200
    Accumulated other comprehensive loss ....................................          (263,585)                   -
    Retained earnings .......................................................         4,829,952           10,692,607
                                                                                 --------------        -------------
       Total ................................................................        17,953,140           24,077,130
    Treasury stock, at cost, 140,800 shares .................................          (586,823)            (586,823)
                                                                                 --------------        -------------
       TOTAL STOCKHOLDERS' EQUITY ...........................................        17,366,317           23,490,307
                                                                                 --------------        -------------
                                                                                 $   54,873,087        $  68,255,058
                                                                                 ==============        =============



          See accompanying summary of accounting policies and notes to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Year Ended
                                                        ----------------------------------------------------
                                                            June 30,            July 1,          July 3,
                                                              2001               2000             1999
                                                        ----------------     -------------   ---------------
NET REVENUES                                             $  82,233,048      $ 115,181,669    $ 101,412,128
                                                         -------------      -------------    -------------
COSTS AND EXPENSES:
    Cost of sales ....................................      70,511,299         96,442,751       85,563,543
    Selling expenses .................................       7,769,578          7,890,174        7,724,174
    General and administrative expenses ..............       7,078,360          7,530,340        7,399,792
                                                         -------------      -------------    -------------
        Total costs and expenses .....................      85,359,237        111,863,265      100,687,509
                                                         -------------      -------------    -------------

Operating (loss) income ..............................      (3,126,189)         3,318,404          724,619

INTEREST EXPENSE, net of interest income of
    $68,734, $63,028 and $91,586 .....................       2,422,325          1,972,538        1,103,141
LOSS on settlement of uncommitted foreign currency
    derivative contracts .............................       3,925,947                  -                -
                                                         -------------      -------------    -------------

NET (LOSS) INCOME BEFORE TAXES .......................      (9,474,461)         1,345,866         (378,522)

TAXES (BENEFIT) ON INCOME ............................      (3,611,806)           543,963         (126,000)
                                                         -------------      -------------    -------------

NET (LOSS) INCOME ....................................   $  (5,862,655)     $     801,903    $    (252,522)
                                                         =============      ==============   =============

Earnings (loss) per share:
    Basic ............................................   $       (1.80)     $        0.25    $       (0.08)
    Diluted ..........................................           (1.80)              0.24            (0.08)

Weighted average shares outstanding:
    Basic ............................................       3,252,577          3,243,311        3,274,435
    Diluted ..........................................       3,252,577          3,295,579        3,274,435



          See accompanying summary of accounting policies and notes to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                       Accumulated
                                                               Additional                 Other
                                     Common        Common       Paid-In      Retained Comprehensive    Treasury     Comprehensive
                                     Shares        Stock         Capital     Earnings      Loss          Stock          Loss
                                   -----------  ----------     -----------   --------   ----------     ---------     -------------
   BALANCE, JUNE 28, 1998 ......  3,357,406    $  335,741     $12,889,546   $10,143,226   $        -      $ (161,647)
   Net loss ....................          -             -               -      (252,522)           -               -
   Exercise of stock options ...     12,100         1,210          46,340             -            -               -
   Purchase of treasury stock ..          -             -               -             -            -        (425,176)
                                  ---------    ----------     -----------   -----------   ----------      ----------
   BALANCE, JULY 3, 1999 .......  3,369,506       336,951      12,935,886     9,890,704            -        (586,823)
   Net  income .................          -             -               -       801,903            -               -
   Exercise of stock options ...     23,722         2,372         109,314             -            -               -
                                  ---------    ----------     -----------   ------------  ----------      ----------
   BALANCE, JULY 1, 2000 .......  3,393,228       339,323      13,045,200    10,692,607            -        (586,823)
   Net loss                               -             -               -    (5,862,655)           -               -     (5,862,655)
   Accumulated Comprehensive loss
     - Interest rate swap, net
     of tax ....................          -             -               -             -     (263,585)              -       (263,585)
                                                                                                                        -----------
      Comprehensive Loss ........         -             -               -             -            -               -     (6,126,240)
                                                                                                                        ===========
   Exercise of stock options ....     3,000           300           1,950             -            -               -
                                  ---------    ----------     -----------   -----------   ----------      ----------
   BALANCE, JUNE 30, 2001 ....... 3,396,228    $  339,623     $13,047,150   $ 4,829,952   $ (263,585)     $ (586,823)
                                  =========    ==========     ===========   ===========   ==========      ==========

See accompanying summary of accounting policies and notes to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year Ended
                                                                   ----------------------------------------------------
                                                                      June 30,             July 1,              July 3,
                                                                        2001                2000                1999
                                                                   -------------       -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ............................................      (5,862,655)      $     801,903       $    (252,522)
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
  (Gain) loss on disposal of fixed assets ......................           5,427              (6,453)              3,560
  Depreciation .................................................         920,834             997,772             838,138
  Amortization .................................................         531,742             572,983             528,800
  Provision for losses on accounts receivable ..................         413,207             259,034             394,127
  Provision for inventory obsolescence .........................         689,323             807,001             400,000
  Deferred income taxes ........................................      (3,027,983)           (246,000)           (366,000)
  (Increase) decrease in:
      Accounts receivable ......................................      10,869,283          (9,843,149)         (1,714,856)
      Inventories ..............................................        (921,543)           (936,129)           (825,621)
      Prepaid expenses and other assets ........................       3,599,246             105,844          (2,653,614)
  Increase (decrease) in:
      Accounts payable and bank overdraft ......................      (4,752,634)          5,127,589           4,259,225
      Accrued expenses and customers' deposits .................         322,036          (1,871,129)          2,367,431
                                                                   -------------       -------------       -------------
  Net cash provided by (used in) operating activities ..........       2,786,283          (4,230,734)          2,978,668
                                                                   -------------       -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .........................................        (218,720)           (473,288)         (2,976,464)
  Proceeds from property and equipment disposals ...............          87,125              79,133             290,075
                                                                   -------------       -------------       -------------
      Net cash used in investing activities ....................        (131,595)           (394,155)         (2,686,389)
                                                                   -------------       -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit agreements                                  -                   -             900,000
  Borrowings on line of credit .................................      40,386,000          13,510,000                   -
  Payments on line of credit ...................................     (43,208,000)         (4,610,000)                  -
  Principal payments on long-term debt .........................        (498,692)         (5,641,315)         (2,365,815)
  Debt issue costs .............................................         (50,000)           (244,186)                  -
  Other borrowings                                                             -           1,570,291                   -
  Issuance of common stock upon exercise of stock options ......           2,250             111,686              47,550
  Purchase of treasury stock                                                   -                   -            (425,176)
                                                                   -------------       -------------       --------------
      Net cash provided by (used in) financing activities ......      (3,368,442)          4,696,476          (1,843,441)
                                                                   -------------       -------------       -------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS .............................................        (713,754)             71,587          (1,551,162)
CASH AND CASH EQUIVALENTS, at beginning of year ................         713,754             642,167           2,193,329
                                                                   -------------       -------------       -------------
CASH AND CASH EQUIVALENTS, at end of year ......................   $           -       $     713,754       $     642,167
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

REVENUE RECOGNITION

       The major portion of the Company's revenues consists of sales and commissions on sales of machinery and equipment. The revenue derived therefrom for the textile segment is recognized in full at the time of shipment, and for the laundry segment, at time of installation. In some instances the laundry equipment and services business is engaged in installation projects for customers on a contract basis. Some contracts call for progress billings. In such cases, the Company uses the percentage of completion method to recognize revenue whereby sales are recorded based upon the ratio of costs incurred to total estimated costs at completion. Billings in excess of the revenue recognized or deferred revenue at June 30, 2001 and July 2, 2000 was immaterial. Shipping and handling charges to customers are included in revenues. Costs associated with shipping are included in cost of sales.

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

PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by the straight-line and accelerated methods for financial reporting purposes and by accelerated methods for income tax purposes. Useful lives are generally five years for computer equipment, seven years for machinery, and ten years for office furniture. Assets recorded under capital leases and leasehold improvements are amortized using the straight-line method over the lesser of their useful lives or the related lease term (between 5-15 years).

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

FINANCIAL INSTRUMENTS

       The Company does not hold or issue financial instruments for trading purposes. Amounts to be paid or received under interest rate swap agreements are recognized as increases or reductions in interest expense in the periods in which they accrue.

TAXES ON INCOME

       The Company provides for income taxes using the liability method. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Income tax expense will increase or decrease in the same period in which a change in tax rates is enacted.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                  SUMMARY OF ACCOUNTING POLICIES - (continued)

INCOME (LOSS) PER SHARE

       Basic net income per share includes no dilution and is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the net income of the Company which consists of stock options (using the treasury stock method).

       A reconciliation of shares used in calculating basic and diluted earnings per share for years ending June 30, 2001, July 1, 2000 and July 3, 1999 is as follows:

       The basic shares outstanding for the fiscal year 2001, 2000 and 1999 is 3,252,577, 3,243,311 and 3,274,435, respectively. The effect of the assumed conversion of employee stock options was 0, 52,268 and 0 for fiscal years 2001, 2000 and 1999, respectively. Options to purchase approximately 389,000, 284,500 and 273,722 shares of common stock at prices from $1.88 to $6.31, $4.87 to $6.13, and $4.95 to $6.31 per share were outstanding during portions of fiscal years 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share for each of the respective years because they were anti-dilutive.

FISCAL YEAR

       The Company maintains its accounting records on a 52-53 week fiscal year. The fiscal year ends on the Saturday closest to June 30. The years ending June 30, 2001 and July 1, 2000 included 52 weeks, respectively. The year ending July 3, 1999 included 53 weeks.

ADVERTISING

       The Company expenses advertising costs as incurred. Total advertising expense approximated $103,000, $169,000 and $145,000 for fiscal years 2001, 2000 and 1999, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards (SFAS) Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS
142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests methods of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                  SUMMARY OF ACCOUNTING POLICIES - (continued)

       SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

       The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001,the net carrying amount of goodwill is $4,790,407. Amortization expense during the year ended June 30, 2001 was approximately $440,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

       In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). The Statement provides revised accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Adoption of this standard is not expected to have a significant impact on the Company's financial statements.

       In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143). The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Adoption of this standard is not expected to have a significant impact on the Company's financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS AND CREDIT RISK CONCENTRATION

     The Company is engaged in the distribution of machinery for the textile and commercial laundry industries. With operations in the United States, Canada and Mexico, the Company primarily sells to customers located within the United States. Export sales from the United States were $4,310,000, $16,633,000 and $13,941,000 during fiscal 2001, 2000 and 1999, respectively. There were no export sales by the Canadian operations or the commercial laundry operations.

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

     A substantial amount of the Company's revenues are generated from the sale of sock knitting and other machines manufactured by Lonati, S.p.A. and one of its wholly owned subsidiaries (Santoni). Sales by the Company in the United States, Canada and Mexico of machines manufactured by Lonati, S.p.A., generated the following percentages of the Company's net revenues: 26.2% in 2001, 21.2% in 2000 and 22.5% in 1999. In addition, sales of Santoni machines in the United States, Canada and Mexico generated 4.2%, 32.3% and 20.3% of the Company's net revenues in fiscal 2001, 2000 and 1999, respectively. In 2001, sales to one customer approximated 13.4% of revenues. In 2000 and 1999, there were no sales to customers in excess of 10% of revenues. Generally, the customers contributing the most to the Company's net revenues vary from year to year.

NOTE 2 -- RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS

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

     SFAS 133, as amended, requires the Company to recognize all derivative instruments on the balance sheet at fair value. If the derivative is a hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in comprehensive income (equity) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. In transition, the statement required all hedging relationships to be evaluated and designated anew, resulting in cumulative-effect-type transition adjustments to other comprehensive income. The effect on earnings in transition was immaterial.

     The Company has historically entered into forward exchange contracts to reduce the foreign currency exchange risks associated with its committed and anticipated lira denominated purchases, and not for speculation. As of June 30, 2001, the Company had contracts to purchase approximately 432 million lira for approximately $198,000, for which the market value at June 30, 2001 was approximately $189,000. Of these contracts, the Company had designated all of them as fair value hedges for committed purchase contracts. For fair value hedges, changes in the fair value of the hedging instrument are recognized in the statement of operations in the period that the underlying hedged transaction is recognized. Any ineffective portion of fair value hedge is recognized immediately in the Statement of Operations. The ineffective portion of the Company's fair value hedges as of June 30, 2001 was immaterial.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     For derivatives classified as cash flow hedges, changes in the fair value of the hedging instrument are deferred and recorded in other comprehensive income (equity), then recognized in the statement of operations in the same period that the hedged transaction is recognized. In transition, and effective July 2, 2000, the Company's designated commitments to purchase 37.0 billion lira as cash flow hedges. These commitments were initially designated to be utilized on anticipated purchase commitments primarily related to two product lines. Due to delays by the manufacturers, the Company renegotiated its future purchases with these foreign suppliers in U.S. dollars. In light of this, on November 13, 2000, the Company deemed these foreign currency derivatives as ineffective for hedge accounting as originally designated going forward. Accordingly, and in light of the potential future devaluation of the lira in relation to the U.S. dollar, the Company entered into offsetting foreign currency derivatives in order to fix its exposure on the ineffective cash flow derivatives. On November 13, 2000, and in accordance with SFAS 133, as amended, the Company reported a loss on settlement of cash flow derivatives of approximately $3.9 million, before income tax benefit. The Company had no foreign exchange contracts designated as cash flow hedges as of June 30, 2001.

     The Company had two interest rate swap derivatives designated as cash flow hedges at June 30, 2001. The change in the fair market value was a loss of $263,585 net of tax benefit, and was recognized in Other Comprehensive Income (equity) at June 30, 2001. For interest rate swap agreements, increases or reductions in interest expense are recognized in the periods in which they accrue.

NOTE 3 -- ACCOUNTS RECEIVABLE

     Accounts receivable are summarized as follows:

                                                                             June 30, 2001    July 1, 2000
                                                                             -------------    ------------


      Trade receivables ..................................................   $  20,187,280    $ 31,324,483
      Less allowance for doubtful accounts ...............................        (747,092)       (601,805)
                                                                                -----------     -----------
      Net accounts receivable ............................................   $  19,440,188    $ 30,722,678
                                                                                ===========     ===========

NOTE 4 -- INVENTORIES

     Inventories net of reserves are summarized as follows:

                                                                             June 30, 2001     July 1, 2000
                                                                             -------------     ------------

      Machines
         New .............................................................   $   6,452,782    $  6,022,435
         Used ............................................................       4,457,416       5,067,409
      Parts and supplies..................................................       5,811,516       5,399,650
                                                                                -----------     -----------
      Total...............................................................   $  16,721,714    $ 16,489,494
                                                                                ===========     ===========

NOTE 5 - GOODWILL

     Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets and is amortized on a straight-line basis over fifteen years. Goodwill is net of accumulated amortization of $1,647,502 and $1,207,500 at June 30, 2001 and July 1, 2000,
respectively.

NOTE 6 -- LEASES

     The Company conducts its operations from leased real properties, which include offices and warehouses.

     The former primary operating facility of the textile operations and corporate offices was leased from a partnership in which Mr. Robert S. Speizman, the Company's President, has a 50% interest. In April 1999, the Company relocated these functions to a newly renovated facility. Warehouse space at the former location was leased on a monthly basis until additional warehouse space at the new facility was completed in 2000. Lease payments to the partnership approximated $76,366 and $336,000 in fiscal years 2000 and 1999, respectively.

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

       Lease payments to The Speizman LLC approximated $1,055,000, $860,000 and $659,000 in fiscal years 2001, 2000 and 1999, respectively.

       The primary operating facility and certain sales offices of the laundry equipment and services operations were leased from a partnership in which Mr. C. Alexander Davis, former President of Wink Davis, has a 50% interest. The primary lease expired in fiscal 2001. Lease payments to the partnership were approximately $203,000, $205,000 and $216,000 in fiscal years 2001, 2000 and
1999, respectively.

       In April 2000, Wink Davis entered into a five-year lease for office facilities with The Speizman LLC II, a limited liability company owned by Mr. Robert S. Speizman, his wife and their children. Lease payments to The Speizman LLC II totaled approximately $80,000 and $19,000 in 2001 and 2000, respectively. The lease has been accounted for as an operating lease.

       As of June 30, 2001, future net minimum lease payments under capital and operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

                                                                                   Capital             Operating
                                                                                   Lease                Leases
                                                                               -------------          ------------
       2002 ...............................................................    $  1,055,174           $    663,197
       2003 ...............................................................       1,055,174                488,015
       2004 ...............................................................       1,055,174                273,083
       2005 ...............................................................       1,055,174                140,059
       2006 ...............................................................       1,055,174                 62,949
       Beyond .............................................................       9,408,638                      -
                                                                                -----------              ---------
          Total minimum lease payments ....................................    $ 14,684,508            $ 1,627,303
                                                                                                         =========
          Less amount representing interest at 22% ........................     (10,102,916)
                                                                                -----------
          Present value of net minimum lease payments .....................       4,581,592
          Current portion .................................................         (56,910)
                                                                                -----------
                                                                               $  4,524,682
                                                                                ===========


       The following summarizes property held under capital leases:

                                                                                    2001                   2000
                                                                                ------------          -----------
       Land and Building ..................................................    $  5,126,719           $  5,126,719
       Less accumulated depreciation ......................................        (640,342)              (318,684)
                                                                                -----------              ---------
                                                                               $  4,486,377           $  4,808,035
                                                                                ===========              =========


       Total rent expense for all operating leases approximated $1,124,858, $1,057,000 and $1,634,000 in fiscal years 2001, 2000 and 1999, respectively.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7-- TAXES (BENEFIT) ON INCOME

     Povisions (benefit) for federal and state income taxes in the consolidated statements of operations are made up of the following components:

                                                                  2001            2000             1999
                                                                  ----            ----             ----
      Current:
        Federal ............................................ $   (629,310)   $    549,963     $    158,000
        State ..............................................       45,487         240,000           82,000
        Foreign ............................................            -               -                -
                                                             ------------    ------------     ------------
                                                                 (583,823)        789,963          240,000
                                                             ------------    ------------     ------------
      Deferred:
        Federal ............................................   (2,194,000)       (167,000)        (325,000)
        State ..............................................     (833,983)        (79,000)         (41,000)
                                                             ------------    ------------     ------------
                                                               (3,027,983)       (246,000)        (366,000)
                                                             ------------    ------------     ------------

      Total taxes (benefit) on income ...................... $ (3,611,806)   $    543,963     $   (126,000)
                                                             ============    ============     ============

     Deferred tax benefits and liabilities are provided for the temporary differences between the book and tax bases of assets and liabilities. Deferred tax assets are reflected in the consolidated balance sheets as follows:


                                                                            June 30, 2001     July 1, 2000
                                                                            -------------     ------------
      Net current assets .................................................   $  1,366,000     $    960,000
      Net noncurrent assets ..............................................      3,297,707          446,000
                                                                             ------------     ------------
                                                                             $  4,663,707     $  1,406,000
                                                                             ============     ============

Principal items making up the deferred income tax assets (liabilities) are as follows:

                                                                                       Year Ended
                                                                            --------------------------------
                                                                               June 30,          July 1,
                                                                                  2001            2000
                                                                             ------------     -----------
      Inventory valuation reserves ......................................... $   617,000      $   496,000
      Depreciation .........................................................      27,000          (76,000)
      Deferred compensation ................................................     286,000          400,000
      Deferred charges and other ...........................................     116,000         (214,000)
      Inventory capitalization .............................................     299,000          450,000
      Accounts receivable reserves .........................................     294,000          228,000
      Net operating loss carryforwards .....................................   2,795,000          122,000
      Interest rate swap ...................................................     229,707                -
                                                                             -----------      -----------
         Net deferred tax asset ............................................ $ 4,663,707      $ 1,406,000
                                                                             ===========      ===========

     Deferred taxes include Federal and state net operating loss carryforwards of approximately $6,811,000 and $9,165,000, respectively, which may be utilized to offset future taxable income. These carryforwards expire at various dates through 2021.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The Company's effective income tax rates are different than the U.S. Federal statutory tax rate for the following reasons:

                                                                             2001       2000       1999
                                                                             ----       ----       ----
     U.S. Federal statutory tax rate .....................................   34.0%       34.0%      34.0%
     State income taxes, net of federal income tax benefit ...............    5.5         7.9       (6.0)
     Non-deductible expenses .............................................    1.6         3.3      (31.1)
     Effect of change in tax regulation ..................................    -           -         33.0
     Other ...............................................................   (3.0)       (4.8)       3.4
                                                                             ----      ------      -----
     Effective tax rate ..................................................   38.1%       40.4%      33.3%
                                                                             ====      ======      =====

NOTE 8 - LONG-TERM DEBT

     The Company has a revolving credit facility and a line of credit for issuance of Documentary Letters of Credit with SouthTrust Bank, N.A. Effective July 1, 2001 the Company entered into a Second Amendment and Forebearance Agreement ("Second Amendment") relating to its original Credit Facility Agreement with SouthTrust. The amendment modified the original agreement which provided a $17.5 million credit facility and a $15.0 million line for documentary letters of credit. The Second Amendment supercedes all terms of the First Amendment dated November 13, 2001. The Amended Agreement dated July 1, 2001 provides a revolving credit facility up to $15.0 million and an additional line of credit for issuance of Documentary Letters of Credit up to $9.0 million. The availability under the combined facility is limited to a borrowing base as defined in the Second Amendment and the original Credit Facility Agreement. The Second Amendment also changes the maturity date on the credit facility to July 31, 2002 from May 31, 2003 per the original Credit Facility Agreement.

     Advances under the revolving credit facility and line of credit are broken down into two components for the calculation of interest expense: the London Interbank Offered Rate (LIBOR) component that accrues interest at the LIBOR rate plus 1 1/2% to 2 1/2 %, and a base rate component that accrues interest at prime plus 1 %. The rates are scaled based upon the Company's funded debt as defined in the original Credit Facility Agreement. Prior to the Second Amendment and pursuant to the terms of the First Amendment dated November 13, 2000, the LIBOR component accrued interest at the LIBOR rate plus 3%, and the base rate component accrued interest at prime plus 1 1/4 %. The Company also has in effect interest rate swap derivatives that fix the interest rate for advances under the LIBOR component at 7.77% and 7.79% plus the applicable margin for borrowing levels of $3 million and $5 million, respectively, which expires on June 2, 2002 and June 2, 2003, respectively. As of June 30,2001, amounts outstanding of $10.0 million were advanced under the LIBOR component at a rate of 4.06% plus 3% and, $978,000 were advanced under the base rate component at the prime rate of 6.75% plus 1 1/4%.

     The Credit Facility as amended by the Second Agreement contains specific covenants that require, among other things, the Company to maintain a specified level of earnings, tangible net worth, and debt to equity ratios in the fourth quarter of fiscal year 2001 and each quarter for fiscal year 2002. As of June 30, 2001, the Company was in compliance with all of the bank covenants pursuant to the terms of the Second Amendment. The facility is secured by all the assets of the Company.

     Long-term debt consists of several notes entered into during 2000 and 2001 with three vendors for the purchase of various machines. Two of the non-interest bearing notes payable are to be paid in equal monthly installments of $34,922 and $30,506 through January 2002. The third vendor's notes payable are due in varying amounts from November through December 2001. At June 30, 2001, the outstanding balances are $283,313, $305,063 and $255,930, respectively.

     During 2000, the Company paid off the term loan with Bank of America.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

       Long-term debt consists of:

                                                               June 30, 2001                  July 1, 2000
                                                     ------------------------------ ------------------------------
                                                                  Total                          Total
                                                                  -----                          -----
Revolving Credit Facility ....................               $  10,978,000                  $ 13,800,000
Notes payable ................................                     844,306                     1,297,192
                                                             -------------                  ------------
Total ........................................                  11,822,306                    15,097,192
Current maturities ...........................                    (844,306)                     (884,996)
                                                             -------------                  ------------
                                                             $  10,978,000                  $ 14,212,196
                                                             =============                  ============

       Annual maturities of long-term debt excluding capital lease obligations are:

        2002 .................................               $    844,306
        2003 .................................                 10,978,000
                                                             ------------
                                                             $ 11,822,306
                                                             ============

NOTE 9 -- STOCK OPTIONS

       The Company has reserved 250,000, 450,000 and 155,000 shares of Common Stock under employee stock plans adopted in 1991, 1995 and 2000, respectively. As of June 30, 2001, options to purchase 2,000, 436,600 and 155,000 were outstanding under the 1991, 1995 and 2000 Plans, respectively. No options were outstanding for the 2000 Plan. Generally, outstanding options become exercisable in two to four years from the grant date. All options, subject to certain exceptions with regard to termination of employment and the percentage of outstanding shares of common stock owned, must be exercised within ten (10) years of the grant date. The option price under the 1981 and 1991 Plans, subject to certain exceptions, may not be less than 100% of the fair market value per share of Common Stock on the date of the grant of the option or 110% of such value for persons who control 10% or more of the voting power of the Company's stock on the date of the grant. The option price under the 1995 and 2000 Plans are not limited and may be less than 100% of the fair market value on the date of the grant. A summary of employee stock option transactions and other information for 2001, 2000 and 1999 follows:

                                                                                   Year Ended
                                             ---------------------------------------------------------------------------------------
                                                             Weighted                       Weighted                     Weighted
                                                June 30,     Average        July 1,         Average        July 3,       Average
                                                 2001        Price/Sh        2000           Price/Sh        1999         Price/Sh.
                                             -----------     --------    -----------        --------     -----------     ---------
Shares under option, beginning of year ....    463,163      $ 4.80         440,385          $ 4.83         460,385         $ 4.81
Options granted ...........................     45,000        1.00          46,500            4.51               -              -
Options exercised .........................     (3,000)       0.75         (23,722)           4.81         (12,100)          3.93
Options expired ...........................    (78,163)       4.08               -               -          (7,900)          4.90
                                             ---------      ------       ---------          ------       ---------         ------
Shares under option, end of year ..........    427,000      $ 4.56         463,163          $ 4.80         440,385         $ 4.83
                                             =========      ======       =========          ======       =========         ======
Options exercisable .......................    371,000                     416,663                         379,803
                                             =========                   =========                       =========
Prices of options exercised ...............  $    0.75                   $    0.75 to                    $    3.00 to
                                                                         $    4.95                       $    4.50
Prices of options outstanding, end of        $    1.00 to                $    0.75 to                    $    0.75 to
year ......................................  $    6.31                   $    6.31                       $    6.31

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

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

       A summary of non-employee directors stock option and other information for 2001, 2000 and 1999 follows:

                                                                                   Year Ended
                                                 -------------------------------------------------------------------------------
                                                                Weighted                   Weighted                   Weighted
                                                  June 30,      Average       July 1,      Average       July 3,      Average
                                                   2001         Price/Sh.      2000        Price/Sh.      1999        Price/Sh.
                                                 --------       ---------    --------      ---------    --------      ---------
Shares under option, beginning of year ........    15,000       $  5.06        12,000      $  5.11         9,000       $  4.81
Options granted ...............................         -             -         3,000         4.88         3,000          6.00
Options exercised .............................         -             -             -            -             -             -
Options expired ...............................         -             -             -            -             -             -
                                                 --------       -------      --------      -------      --------       -------
Shares under option, end of year ..............    15,000       $  5.06        15,000      $  5.06        12,000       $  5.11
                                                 ========       =======      ========      =======      ========       =======
Options exercisable ...........................    13,500                      10,500                      7,500
                                                 ========                    ========                   ========
Prices of options exercised ...................         -                           -                          -
Prices of options outstanding, end of year ....  $   2.88 to                 $   2.88 to                $   2.88 to
                                                 $   6.13                    $   6.13                   $   6.13

       The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Accordingly, no compensation cost has been recognized for the stock option plans. The fair value of these options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal years 2001, 2000 and 1999: expected lives of 10.0 years, expected volatility of 70.4% for fiscal year 2001, 53% for fiscal year 2000 and 57.4% for fiscal year 1999, risk-free interest rate of 5.4% and dividend yield of 0.0%.

       The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions and changes in these assumptions can materially impact the fair value of the options and the Company's options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options. The estimated fair value of stock options granted during fiscal years 2001, 2000 and 1999 was $1.00, $3.36 and $4.46 per share, respectively.

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

                                                                 Year Ended        Year Ended          Year Ended
                                                                June 30, 2001     July 1, 2000        July 3, 1999
                                                                -------------     ------------        ------------
         Pro forma net (loss) income .......................  $  (5,913,841)       $   670,036        $ (646,994)
         Pro forma basic (loss) earnings per share .........  $       (1.82)       $      0.20        $    (0.20)
         Pro forma diluted (loss) earnings  per share ......          (1.82)              0.21             (0.20)

       The following table summarizes information about stock options outstanding at June 30, 2001:

                                     Options Outstanding                               Options Exercisable
                     --------------------------------------------------------------------------------------------------
                        Number of     Weighted-Average                              Number              Weighted-
        Range of       Outstanding       Remaining        Weighted-Average        Exercisable        Average Exercise
     Exercise price     at 6/30/01    Contractual Life     Exercise Price         at 6/30/01             Price
    -------------------------------------------------------------------------------------------------------------------
    $  1 to 2             47,000            8.9                 1.04                  2,000               1.88
       2 to 4            130,500            6.6                 3.07                119,500               3.02
       4 to 6            194,500            6.7                 5.83                193,000               5.83
       6 to 8             70,000            6.4                 6.31                 70,000               6.31
                         -------                                                    -------
                         442,000                                                    384,500
                         =======                                                    =======

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 10 -- DEFERRED COMPENSATION PLANS

       The Company has deferred compensation agreements with one active and one retired employee providing for remaining payments amounting to $1,788,592. One agreement, as modified, has been in effect since 1972 and the second agreement was effective October 1989. The earliest of the agreements matured in December 1998. The agreements provide for monthly payments on retirement or death benefits over fifteen year periods. The agreements are funded under trust agreements whereby the Company pays to the trust amounts necessary to meet the obligations under the deferred compensation agreements.

       Charges to operations applicable to those agreements were approximately $20,000, $30,200 and $113,000 for the fiscal years 2001, 2000 and 1999, respectively.

NOTE 11 -- EMPLOYEES' RETIREMENT PLAN

       During 1989, the Company adopted a 401(k) retirement plan for all qualified employees of the Company to participate in the plan. Employees may contribute a percentage of their pretax eligible compensation to the plan, and the Company matches 50% of each employee's contribution up to 4% of pretax eligible compensation. The Company's matching contributions totaled approximately $173,000, $163,000 and $160,000 in fiscal years 2001, 2000 and
1999, respectively.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

       The Company had outstanding commitments backed by letters of credit of approximately $5,321,000 and $11,302,000 at June 30, 2001 and July 1, 2000,
respectively, relating to the purchase of machine inventory for delivery to customers.

       The Company filed a lawsuit with one of its customers for nonperformance associated with certain sales contracts. On July 30, 2001, the defendant filed a counterclaim alleging damages due to delay in delivery of machines and defects in operation in the amount of $4,000,000 (Canadian) or approximately U.S. $2.6 million, plus interest and penalties in an unspecific amount. Based upon discussions with its legal counsel, the Company believes the counterclaim is without merit and intends to defend its position vigorously.

       In the normal course of business, the Company is named in various other lawsuits. The Company vigorously defends such lawsuits, none of which are expected to have a material impact on operations, either individually or in the aggregate.

NOTE 13 -  SEGMENT INFORMATION

       During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

       The Company operates primarily in two segments of business, textile equipment ("textile") and laundry equipment and services ("laundry"). Prior to the acquisition of Wink Davis on August 1, 1997, the Company operated only in the textile segment. TMC and Speizman Yarn are included in the textile equipment classification. Corporate operations include general corporate expenses, amortization of debt issuance costs, interest expense related to the Company's credit facility and elimination of intersegment balances. The table below summarizes financial data by segment.


                                                   Total Textile       Total Laundry
                                                      Segment             Segment          Corporate         Total
                                                    ------------       -------------       ---------         -----
Net Revenues .............................. 2001   $ 47,337,209        $  34,895,839     $         -     $  82,233,048
                                            2000     85,369,319           29,812,350               -       115,181,669
                                            1999     73,140,182           28,271,946               -       101,412,128

Earnings (Loss) before Interest & Taxes ... 2001     (6,397,597)             713,925      (1,368,464)       (7,052,136)
                                            2000      4,481,204              144,021      (1,306,821)        3,318,404
                                            1999      2,061,853             (240,540)     (1,096,694)          724,619

Total Assets .............................. 2001     43,338,426           14,570,252      (3,035,591)       54,873,087
                                            2000     55,328,543           13,498,780        (572,265)       68,255,058
                                            1999     43,669,908           13,901,259      (1,115,134)       56,456,033

Capital Expenditures ...................... 2001        182,277               36,443               -           218,720
                                            2000      3,214,245               59,043               -         3,273,288
                                            1999      4,828,402               48,062               -         4,876,464

Depreciation and Amortization ............. 2001        914,278              446,559          91,739         1,452,576
                                            2000        967,070              470,706         132,983         1,570,755
                                            1999        752,926              525,215          88,797         1,366,938

Interest Expense (Income) ................. 2001        963,415               27,690       1,431,220         2,422,325
                                            2000        727,303                7,090       1,238,145         1,972,538
                                            1999        (34,910)               4,984       1,133,067         1,103,141



       In 2001, the loss before interest and taxes for the textile segment includes foreign currency losses of $7.1 million which included a one-time loss on settlement of uncommitted cash flow foreign currency derivative contracts of $3.9 million. The balance of the loss was recognized in cost of sales.

NOTE 14 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                       Year Ended
                                                              ------------------------------------------------------
                                                                   June 30,            July 1,             July 3,
                                                                    2001                2000                1999
                                                               -------------        -------------      ------------
Cash paid (received) during year for:
  Interest expense including capitalized interest of
   $392,000 for 1999 ......................................   $   2,388,716        $   2,053,566      $   1,686,815
  Income taxes ............................................        (304,330)             872,934            758,212

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Non-Cash Transactions:

       The Company acquired $255,000 of inventory through financing arrangements with one of its vendors in 2001.

       A capital lease obligation of $1,900,000 was incurred in fiscal 1999 when the Company entered into a lease for its corporate offices and warehouses. An additional $2,800,000 was incurred in fiscal 2000 from the addition of 100,000 square feet of warehouse space leased and related land during the year.

NOTE 15 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       The following table presents unaudited supplemental quarterly financial information for the years ended June 30, 2001 and July 1, 2000:

                                                                             QUARTER ENDED
                                          September 30, 2000      December 30, 2000      March 31, 2001       June 30, 2001
                                          ------------------      -----------------      --------------       -------------
2001
Revenues ..............................  $      20,895,881      $      17,810,685      $     21,164,396     $    22,362,086
Gross Profit ..........................          1,547,752              2,405,093             3,503,192           4,265,712
Operating Income (loss) ...............         (2,344,208)            (1,516,350)               25,509             708,860
Income (loss) before taxes ............         (2,855,612)            (6,089,017)             (600,567)             70,735
Net Income (loss) .....................  $      (1,783,658)     $      (3,750,871)     $       (370,567)    $        42,441

Basic earnings (loss) per share .......  $           (0.55)     $           (1.15)     $          (0.11)    $          0.01
Diluted earnings (loss) per share .....              (0.55)                 (1.15)                (0.11)               0.01

                                                                             QUARTER ENDED
                                            October 3, 1999        January 1, 2000        April 1, 2000        July 1, 2000
                                            ---------------        ---------------        -------------        ------------
2000
Revenues ..............................  $      27,551,666      $      32,888,309      $     23,372,530     $    31,369,164
Gross Profit ..........................          4,984,259              6,457,345             3,287,428           4,009,886
Operating Income (loss) ...............          1,040,565              2,051,449              (256,883)            483,273
Income (loss) before taxes ............            653,775              1,648,666              (673,558)           (283,017)
Net Income (loss) .....................  $         390,775      $       1,002,666      $       (424,558)    $      (166,980)

Basic earnings (loss) per share .......  $            0.12      $            0.31      $          (0.13)    $         (0.05)
Diluted earnings (loss) per share .....               0.12                   0.30                 (0.13)              (0.05)

Earnings (loss) per share calculation for each quarter are based on the weighted average shares outstanding for each period. The sum of the quarters may not necessarily be equal to the full year earnings (loss) per share amount.

                            [BDO SEIDMAN LETTERHEAD]



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


Speizman Industries, Inc.


The audits referred to in our report dated August 15, 2001, relating to the consolidated financial statements of Speizman Industries, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

Charlotte, North Carolina                                       BDO Seidman, LLP
August 15, 2001

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


Column A                                              Column B       Column C       Column D          Column E        Column F
--------                                              --------       --------       --------          --------        --------
                                                     Balance at     Charged to     Charged to        Deductions        Balance
                                                     beginning       costs and        other             from           at end
Description                                          of period       expenses       accounts          reserves        of period
-----------                                          ---------       --------       --------          --------        ---------
Fiscal year ended July 3, 1999: .................
   Reserve for doubtful accounts ................   $   853,211     $   394,127    $       -         $  601,022     $   646,316
                                                    -----------     -----------    ----------        ----------     -----------
   Reserve for inventory obsolescence ...........   $   507,186     $   400,000    $       -         $  171,670     $   735,516
                                                    -----------     -----------    ----------        ----------     -----------
Fiscal year ended July 1, 2000:
   Reserve for doubtful accounts ................   $   646,316     $   259,034    $       -         $  303,545     $   601,805
                                                    -----------     -----------    ----------        ----------     -----------
   Reserve for inventory obsolescence ...........   $   735,516     $   807,001    $       -         $  230,179     $ 1,312,338
                                                    -----------     -----------    ----------        ----------     -----------
Fiscal year ended June 30, 2001:
   Reserve for doubtful accounts ................   $   601,805     $   413,207    $       -         $  267,920     $   747,092
                                                    -----------     -----------    ----------        ----------     -----------
   Reserve for inventory obsolescence ...........   $ 1,312,338     $   689,323    $       -         $  429,939     $ 1,571,722
                                                    -----------     -----------    ----------        ----------     -----------

                            SPEIZMAN INDUSTRIES, INC.
                                INDEX TO EXHIBITS

 Exhibit
 Number                        Description of Exhibit
 ------                        ----------------------
  3.1 Certificate of Incorporation of Speizman Industries, Inc. (the "Company"). (Incorporated by reference to Exhibit 3.1 contained in the Company's Registration Statement on Form S-1 (the "1993 Form S-1"), registration number 33-69748, filed with the Securities and Exchange Commission (the "Commission") on September 30, 1993, and amendments thereto.)
  3.2 Certificate of Amendment to Certificate of Incorporation of the Company, dated December 4, 1978. (Incorporated by reference to
           Exhibit 3.2 contained in the 1993 Form S-1.)
  3.3 Certificate of Amendment to Certificate of Incorporation of the Company, dated February 8, 1993. (Incorporated by reference to
           Exhibit 3.3 contained in the 1993 Form S-1.)
  3.4 Certificate of Amendment of Certificate of Incorporation of the Company, dated January 31, 1997.
  3.5 Bylaws of the Company, as amended November 7, 1978. (Incorporated by reference to Exhibit 3.6 contained in the 1993 Form S-1.)
  4.1 Certificate of Incorporation of the Company as currently in effect (included as Exhibits 3.1 through 3.5). (Incorporated by reference to Exhibit 4.1 contained in the 1993 Form S-1.)
  4.2 Bylaws of the Company, as amended November 7, 1978. (Incorporated by reference to Exhibit 4.2 contained in the 1993 Form S-1.)
  4.3      Specimen Common Stock Certificate. (Incorporated by reference to
           Exhibit 4.3 contained in the 1993 Form S-1.)
  10.1 Agency Agreement between the Company and Lonati, S.r.l., Brescia, Italy ("Lonati"), dated January 2, 1992, relating to the Company's distribution of machines in the United States. (Incorporated by reference to Exhibit 10.1 contained in the 1993 Form S-1.)
  10.2 Agency Agreement between the Company and Lonati, dated January 2, 1992, relating to the Company's distribution of machines in Canada. (Incorporated by reference to Exhibit 10.2 contained in the 1993 Form S-1.)
  10.3 Distribution Agreement by and between Company and Lonati, dated January 2, 1997, relating to the Company's distribution of circular knitting machines, ladies and men in Mexico. (Incorporated by reference to Exhibit 10.3 contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998, File No. 0-8544, filed with the Commission on September 25, 1998 (the "1998 Form 10-K").)
  10.4 First Amendment to Agency Agreement the Company and Lonati effective May 3, 2001. Confidential Treatment requested pursuant to a request for confidential treatment filed with the SEC on September 28, 2001. The portions of the exhibit for which confidential treatment has been requested have been omitted from the exhibit. The omitted information has been filed separately with the Commission as part of the confidential treatment request.
  10.5 Agency Agreement between the Company and Santoni, S.r.l., Brescia, Italy ("Santoni"), dated January 2, 1992 ("Santoni Agreement"). (Incorporated by reference to Exhibit 10.3 contained in the 1993 Form S-1.)
  10.6 Letter from Santoni relating to the Santoni Agreement, dated June 8, 1992. (Incorporated by reference to Exhibit 10.4 contained in the 1993 Form S-1.)
  10.7 Letter Agreement between the Company and Santoni relating to the Santoni Agreement, dated July 21, 1993. (Incorporated by reference to
           Exhibit 10.5 contained in the 1993 Form S-1.)
  10.8 Distributorship Agreement between the Company and Conti Complett, S.p.A., Milan, Italy, dated October 2, 1989. (Incorporated by reference to Exhibit 10.8 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994, File No. 0-8544, filed with the Commission on September 30, 1994 (the "1994 Form 10-K").)
  10.9 Letter Agreement between Speizman Yarn Equipment, Inc. and Margasa, dated June 15, 1999. (Incorporated by reference to Exhibit 10.10 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1999, File No. 0-8544, filed with the Commission on October 1, 1999 (the "1999 Form 10-K".)
  10.10 Letter Agreement between Speizman Yarn Equipment, Inc. and Margasa, dated January 23, 2001.
  10.11 Letter Agreement between Speizman Yarn Equipment, Inc. and Meccanica Carresi, dated June 15, 1999. (Incorporated by reference to Exhibit
           10.11 contained in the 1999 Form 10-K.)
  10.12 Agency Agreement by and between U.T.I.T. S.p.A. and the Company, dated as of March 22, 2000. (Incorporated by reference to Exhibit
           10.13 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2000, File No. 0-8544, filed with the Commission on September 30, 2000 (the "2000 Form 10-K".)


  10.13 Split Dollar Insurance Agreement, dated January 15, 1992, between the Company and Richard A. Bigger, Jr.,

           Successor Trustee of the Robert S. Speizman Irrevocable Insurance Trust. (Incorporated by reference to Exhibit 10.13 contained in the 1993 Form S-1.)
  10.14 First Amendment to Split Dollar Insurance Agreement, dated September 4, 1996, between the Company and Richard A. Bigger, Jr., Successor Trustee of the Robert S. Speizman Irrevocable Insurance Trust. (Incorporated by reference to Exhibit 10.16.1 contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996, File No. 0-8544, filed with the Commission on September 25, 1996 (the "1996 Form 10-K").)
  10.15 Lease Agreement by and between The Speizman LLC and the Company regarding corporate headquarters and warehouse, dated as of December 1, 1999. (Incorporated by reference to Exhibit 10.17 contained in the 2000 Form 10-K.)
  10.16 First Amendment to Lease Agreement, dated December 1, 1999 by and between The Speizman LLC and the Company, dated as of June 2000. (Incorporated by reference to Exhibit 10.18 contained in the 2000 Form 10-K.)
  10.17* 1981 Incentive Stock Option Plan of the Company. (Incorporated by reference to Exhibit 10.19 contained in the 1993 Form S-1.)
  10.18* 1991 Incentive Stock Option Plan and Amendment to 1981 Incentive Stock Option Plan of the Company. (Incorporated by reference to Exhibit 10.20 contained in the 1993 Form S-1.)
  10.19* 1991 Incentive Stock Option Plan, as Amended and Restated Effective September 20, 1993, of the Company. (Incorporated by reference to Exhibit 10.21 contained in the 1993 Form S-1.)
  10.20* Speizman Industries, Inc. 1995 Stock Option Plan. (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, registration number 333-06287, filed with the Commission on June 19, 1996.)
  10.21* Speizman Industries, Inc. Nonqualified Stock Option Plan as amended on October 4, 1996. (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, registration no. 333-23503, filed with the Commission on March 18, 1997.)
  10.22* Speizman Industries, Inc. Nonqualified Stock Option Plan as amended on September 29, 1997. (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, registration no. 333-46769, filed with the Commission on February 24, 1998.)
  10.23*   Speizman Industries, Inc. 2000 Equity Compensation Plan of the
           Company.
  10.24* Restated Deferred Compensation Agreement, dated May 22, 1989, between the Company and Josef Sklut, as amended by Amendment to Deferred Compensation Agreement, dated December 30, 1992 (the "Deferred Compensation Agreement"). (Incorporated by reference to Exhibit 10.27 contained in the 1993 Form S-1.)
  10.25* Restated Trust Agreement, dated May 22, 1989, between the Company and First Citizens Bank and Trust Company, as amended by First Amendment to Trust Agreement dated December 30, 1992, relating to the Deferred Compensation Agreement. (Incorporated by reference to Exhibit 10.28 contained in the 1993 Form S-1.)
  10.26* Letter Agreement between the Company and John C. Angelella, regarding his employment with the Company.
  10.27* Executive Bonus Plan of the Company, adopted February 2, 1990, as amended March 5, 1990. (Incorporated by reference to Exhibit 10.29 contained in the 1993 Form S-1.)
  10.28* Executive Bonus Plan of the Company, adopted July 20, 1993. (Incorporated by reference to Exhibit 10.30 contained in the 1993 Form S-1.)
  10.29* Resolutions of the Company's Board of Directors dated November 15, 1995, extending Executive Bonus Plan adopted July 20, 1993. (Incorporated by reference to Exhibit 10.34 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 1995, File No. 0-8544, filed with the Commission on September 29, 1995 (the "1995 Form 10-K").)
  10.30 Redemption Agreement between the Company and Robert S. Speizman, dated May 31, 1974, as amended by Modified Redemption Agreement, dated April 14, 1987, Second Modified Redemption Agreement, dated September 30, 1991, and Third Modified Redemption Agreement, dated as of July 14, 1993. (Incorporated by reference to Exhibit 10.34 contained in the 1993 Form S-1.)
  10.31    Fourth Modified Redemption Agreement between the Company and Robert
           S. Speizman, dated September 14, 1994. (Incorporated by reference to
           Exhibit 10.36 contained in the Company's 1995 Form 10-K).
  10.32 Credit Facility Agreement by and between the Company and its subsidiaries and SouthTrust Bank, N.A., dated as of May 31, 2000. (Incorporated by reference to Exhibit 10.53 contained in the 2000 Form 10-K.)
  10.33 Amendment and Forbearance Agreement by and between the Company and its subsidiaries and SouthTrust, dated as of November 13, 2000. (Incorporated by reference to Exhibit 10(a) contained in the Company's Quarterly Report on Form 10-Q for quarter ended December 30, 2000, File No. 0-8544, filed with the Commission on February 13, 2001 (the "December 30, 2000 Form 10-Q".)

  10.34 Second Amendment and Forbearance Agreement by and between the Company and its subsidiaries and SouthTrust dated as of July 1, 2001.
  10.35 Stock Purchase Agreement, dated as of July 31, 1997, by and among Speizman Industries, Inc. and Wink Davis,

           Jr., C. Alexander Davis, Wingfield Austin Davis IIII, Taylor Ferrell Davis, Allison Davis Jabaley, Matthew Worley Davis, Amy Butler Davis and Kyle Alexander Davis. (Incorporated by reference to Exhibit 3 contained in the Company's Current Report on Form 8-K, File No. 0-8544, filed on August 14, 1997.)
  10.36 Dealer Agreement by and between Pellerin Milnor Corporation and Wink Davis Equipment Company, Inc. ("Wink Davis"), dated July 1, 1989, relating to the Company's distribution of machines primarily in the southeastern United States and the Chicago, Illinois area. (Incorporated by reference to Exhibit 10.50 contained in the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1997, File No. 0-8544, filed with the Commission on September 26, 1997 (the "1997 Form 10-K").)
  10.37 Distributor Agreement by and between Chicago Dryer Corporation ("CDC") and Wink Davis, dated January 1, 1994, relating to the distribution of certain items of CDC's commercial laundry equipment. (Incorporated by reference to Exhibit 10.51 contained in the Company's 1997 Form 10-K.)
  10.38 Atlanta Commercial Board of Realtors Standard Commercial Lease Agreement by and among Davis Brothers Venture and Wink Davis, dated July 31, 1997 relating to the Atlanta, Georgia area. (Incorporated by reference to Exhibit 10.52 contained in the Company's 1997 Form 10-K.)
  10.39 Atlanta Commercial Board of Realtors Standard Commercial Lease Agreement by and among Davis Brothers Venture and Wink Davis, dated July 31, 1997 relating to the Charlotte, North Carolina area. (Incorporated by reference to Exhibit 10.53 contained in the Company's 1997 Form 10-K.)
  10.40 Atlanta Commercial Board of Realtors Standard Commercial Lease Agreement by and among Davis Brothers Venture and Wink Davis, dated July 31, 1997 relating to the Wooddale, Illinois area. (Incorporated by reference to Exhibit 10.54 contained in the Company's 1997 Form 10-K.)
  10.41 Atlanta Commercial Board of Realtors Standard Commercial Lease Agreement by and among Davis Brothers Venture and Wink Davis, dated July 31, 1997 relating to the Chester, Virginia area. (Incorporated by reference to Exhibit 10.55 contained in the Company's 1997 Form 10-K.)
  10.42 Lease Agreement by and between The Speizman LLC, II and Wink Davis Equipment Company, Inc., dated as of March 1, 2000 relating to the Wink Davis Charlotte, North Carolina office. (Incorporated by reference to Exhibit 10.61 contained in the 2000 Form 10-K.)
  10.43 Letter Agreement by the Company and Wink Davis relating to the Charlotte, North Carolina, Richmond, Virginia and Chicago, Illinois locations, dated August 10, 1999. (Incorporated by reference to Exhibit 10.71 contained in the Company's 1999 Form 10-K.)
  10.44 Letter Agreement by the Company and Davis Brothers Venture relating to the Chicago, Illinois location, dated August 24, 2001.
  10.45 Earnout Agreement by and among Speizman Industries, Inc. and C. Alexander Davis, Amy Butler Davis, Taylor Ferrell Davis and Kyle Alexander Davis, dated July 31, 1997. (Incorporated by reference to
           Exhibit 10.56 contained in the Company's 1997 Form 10-K.)
  10.46 Stock Purchase Agreement, dated as of February 6, 1998, by and among Speizman Industries, Inc. and William H. Todd, Leon Locklear, Marion
           C. Todd and Joseph L. Collins. (Incorporated by reference to Exhibit
           10.64 contained in the Company's 1998 Form 10-K.)
  10.47 Letter of Intent regarding licensing agreement between TMC and SRA srl dated July 31, 2000. (Incorporated by reference to Exhibit 10.67 contained in the Company's 2000 Form 10-K.)
  10.48 License Agreement by and between Todd Motion Controls, Inc and SRA srl, dated October 4, 2000. (Incorporated by reference to Exhibit 10(b) contained in the Company's December 30, 2000 Form 10-Q.)

  21       List of Subsidiaries
  23       Consent of BDO Seidman, LLP

__________________
* Represents a management contract or compensatory plan or arrangement of the Registrant.