Form 10-Q
period 2001-09-29
SPEIZMAN INDUSTRIES INC
filed 2001-11-13
CIK 92827

                                   FORM 10-Q
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

  --------------------------------------------------------------------------

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 29, 2001

                               OR

        [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to  _____

                          Commission File No. 0-8544

                           SPEIZMAN INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                  56-0901212
   -------------------------------                --------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

          701 Griffith Road                              28217
   -------------------------------                --------------------
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

                    YES  X                      NO  ____
                        ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                       Outstanding at
           Class of Common Stock                      November 9, 2001
           ---------------------                      ----------------

           Par value $.10 per share                       3,255,428

                  SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                     INDEX




PART I.  FINANCIAL INFORMATION:                                                                 Page No.
                                                                                                --------
Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheets..............................................         3-4

       Condensed Consolidated Statements of Operations....................................           5

       Condensed Consolidated Statements of Cash Flows....................................           6

       Condensed Consolidated Statements of Stockholders' Equity..........................           7

       Notes to Condensed Consolidated Financial Statements...............................        8-11

   Item 2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations..........................................................       12-18

PART II. OTHER INFORMATION:

   Item 6.  Exhibits and reports on Form 8-K..............................................          19

                  SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                     September 29,              June 30,
                                                                         2001                     2001
                                                                     -------------            ------------
                                                                     (unaudited)
                     ASSETS
                     ------
CURRENT:
   Accounts receivable, less allowances of
       $732,862 and $747,092                                               $12,591,729             $ 19,440,188
   Inventories                                                              17,386,640               16,721,714
   Prepaid expenses and other current assets                                 3,436,259                3,142,445
                                                                           -----------             ------------
   TOTAL CURRENT ASSETS                                                     33,414,628               39,304,347
                                                                           -----------             ------------

PROPERTY AND EQUIPMENT:
   Building and leasehold improvements                                       7,337,553                7,336,153
   Machinery and equipment                                                   1,083,517                1,083,517
   Furniture, fixtures and transportation equipment                          1,635,209                1,657,855
                                                                           -----------             ------------
   Total                                                                    10,056,279               10,077,525
   Less accumulated depreciation and amortization                           (3,053,584)              (2,865,649)
                                                                           -----------             ------------

   NET PROPERTY AND EQUIPMENT                                                7,002,695                7,211,876
                                                                           -----------             ------------

DEFERRED TAX ASSET, LONG TERM                                                4,077,593                3,297,707
OTHER LONG-TERM ASSETS                                                         238,201                  268,750
GOODWILL, NET OF ACCUMULATED AMORTIZATION                                    4,790,407                4,790,407
                                                                           -----------             ------------

                                                                           $49,523,524             $ 54,873,087
                                                                           ===========             ============

    See accompanying notes to Condensed Consolidated financial statements.

                  SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                    September 29,               June 30,
                                                                        2001                      2001
                                                                    -------------             -----------
                                                                     (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Bank overdraft                                                     $   812,570              $ 1,438,466
   Accounts payable                                                    10,550,625               14,005,690
   Customers' deposits                                                  3,960,997                4,183,369
   Accrued expenses                                                     1,216,310                1,475,347
   Current maturities of long-term debt                                12,580,391                  901,216
                                                                      -----------              -----------

   TOTAL CURRENT LIABILITIES                                           29,120,893               22,004,088

Long-term debt                                                                  -               10,978,000
Obligation under capital lease                                          4,508,415                4,524,682
                                                                      -----------              -----------
   TOTAL LIABILITIES                                                   33,629,308               37,506,770
                                                                      -----------              -----------


STOCKHOLDERS' EQUITY:
   Common stock - par value $.10; authorized 20,000,000
       shares, issued 3,396,228, outstanding 3,255,428                    339,623                  339,623
   Additional paid-in capital                                          13,047,150               13,047,150
   Accumulated other comprehensive loss                                  (308,415)                (263,585)
   Retained earnings                                                    3,402,681                4,829,952
                                                                      -----------              -----------
   Total                                                               16,481,039               17,953,140
   Treasury stock, at cost, 140,800 shares                               (586,823)                (586,823)
                                                                      -----------              -----------
   TOTAL STOCKHOLDERS' EQUITY                                          15,894,216               17,366,317
                                                                      -----------              -----------

                                                                      $49,523,524              $54,873,087
                                                                      ===========              ===========

     See accompanying notes to Condensed Consolidated financial statements.

                  SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                                              For the Three Months Ended
                                                   -------------------------------------------------
                                                      September 29, 2001        September 30, 2000
                                                          (13 Weeks)                (13 Weeks)
                                                   ------------------------  -----------------------
                                                        (unaudited)                (unaudited)
REVENUES                                                  $ 12,177,107             $ 20,895,881

COST OF SALES                                               10,687,491               19,348,129
                                                          ------------             ------------

GROSS PROFIT                                                 1,489,616                1,547,752

SELLING EXPENSES                                             1,511,870                2,011,067

GENERAL AND ADMINISTRATIVE EXPENSES                          1,599,365                1,880,893
                                                          ------------             ------------

OPERATING LOSS                                              (1,621,619)              (2,344,208)

NET INTEREST EXPENSE                                           555,652                  511,404
                                                          ------------             ------------

LOSS BEFORE TAX BENEFIT                                     (2,177,271)              (2,855,612)

TAX BENEFIT                                                   (750,000)              (1,071,954)
                                                          ------------             ------------

NET LOSS                                                  $ (1,427,271)            $ (1,783,658)
                                                          ============             ============

Basic loss per share                                      $      (0.44)            $      (0.55)
Diluted loss per share                                    $      (0.44)            $      (0.55)

Weighted average shares
 Outstanding:
 Basic                                                       3,255,428                3,252,428
 Diluted                                                     3,255,428                3,252,428


    See accompanying notes to Condensed Consolidated financial statements.

                  SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                  -------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------


                                                                       For the Three Months Ended
                                                          ------------------------------------------------
                                                               September 29,             September 30,
                                                                  2001                       2000
                                                               (13 Weeks)                  (13 Weeks)
                                                          -----------------------   ----------------------
                                                               (unaudited)                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                   $  (1,427,271)                 $ (1,783,658)
Adjustments to reconcile net loss to net cash provided
 by (used in) operating activities:
   Depreciation                                                   216,127                       235,013
   Amortization                                                    61,416                       130,349
   Provision for losses on accounts receivable                     30,000                       100,950
   Provision for inventory obsolescence                            90,000                       367,406
   Gain on disposal of assets                                      (4,296)                         (658)
   (Increase) decrease in:
    Accounts receivable                                         6,818,459                    11,678,034
    Inventories                                                  (754,926)                   (3,477,749)
    Prepaid expenses and other current assets                    (355,230)                     (729,648)
    Other assets                                                   30,549                        51,946
    Deferred income taxes                                        (750,000)                     (443,051)
   Increase (decrease) in:
    Accounts payable and bank overdraft                        (4,080,961)                   (4,800,599)
    Accrued expenses and customers' deposits                     (556,125)                      497,835
                                                             ------------                  ------------
   Net cash (used in) provided by operating activities           (682,258)                    1,826,170
                                                             ------------                  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                              (8,669)                      (38,323)
 Proceeds on sale of assets                                         6,019                         4,658
                                                             ------------                  ------------
   Net cash used in investing activities                           (2,650)                      (33,665)
                                                             ------------                  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (payments) on line of credit agreement            698,000                    (2,312,000)
 Principal payments on long-term debt                             (13,092)                     (194,259)
                                                             ------------                  ------------
   Net cash provided by (used in) financing activities            684,908                    (2,506,259)
                                                             ------------                  ------------

NET INCREASE (DECREASE) IN CASH                                         -                      (713,754)
CASH AND CASH EQUIVALENTS at beginning of period                        -                       713,754
                                                             ------------                  ------------
CASH AND CASH EQUIVALENTS at end of period                   $          -                  $          -
                                                             ============                  ============
Supplemental Disclosures:
 Cash paid during period for:
   Interest                                                  $    559,291                  $    474,653
   Income taxes                                              $     63,345                  $     40,200



    See accompanying notes to Condensed Consolidated financial statements.

                  SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           ---------------------------------------------------------


                                                           Additional                   Accumulated Other
                                         Common    Common   Paid-In       Retained        Comprehensive   Treasury    Comprehensive
                                         Shares    Stock    Capital       Earnings             Loss         Stock         Loss
                                        --------- -------- -----------  -------------  ----------------- -----------  --------------
BALANCE, JULY 1, 2000                   3,393,228 $339,323 $13,045,200  $ 10,692,607   $            -    $  (586,823)
Net loss.............................           -        -           -    (5,862,655)               -              -   $ (5,862,655)
Accumulated Comprehensive loss
 - Interest rate swap, net of tax....           -        -           -             -         (263,585)             -       (263,585)
                                                                                                                       ------------
   Comprehensive Loss................           -        -           -             -                -              -     (6,126,240)
                                                                                                                       ============
Exercise of stock options............       3,000      300       1,950             -                -              -
                                        --------- -------- -----------  ------------   --------------    -----------
BALANCE, JUNE 30, 2001                  3,396,228  339,623  13,047,150     4,829,952         (263,585)      (586,823)
Net loss.............................           -        -           -    (1,427,271)               -              -     (1,427,271)
Accumulated Comprehensive loss
 - Interest rate swap, net of tax....           -        -           -             -          (44,830)             -        (44,830)
                                                                                                                       ------------
   Comprehensive Loss................           -        -           -             -                -              -   $ (1,472,101)
                                                                                                                       ============
BALANCE, SEPTEMBER 29, 2001
   (unaudited)                          3,396,228 $339,623 $13,047,150  $  3,402,681   $     (308,415)   $  (586,823)
                                        ========= ======== ===========  ============   ==============    ===========


See accompanying summary of accounting policies and notes to Condensed
                      Consolidated financial statements.

                  SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                  ------------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


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

          The accounting policies followed by the Registrant are set forth in the Registrant's Form 10-K for the fiscal year ended June 30, 2001, which is incorporated by reference.

Note 2.   Deferred Revenue

          The Company, in some instances with its laundry equipment and services business, is engaged in installation projects for customers on a contract basis. Generally, retainage on such contracts is withheld and recorded as deferred revenue until the project is complete. In addition, some contracts call for progress billings. In such cases, the Company uses the percentage of completion method to recognize revenue whereby sales are recorded based upon the ratio of costs incurred to total estimated costs at completion. Billings in excess of the revenue or deferred revenue was immaterial at September 29, 2001 and June 30, 2001.

Note 3.   Inventories

          Inventories consisted of the following:

                                     September 29,       June 30,
                                         2001             2001
                                    ---------------    -----------
                                     (unaudited)
          Machines                   $11,876,043       $10,910,198
          Parts and supplies           5,510,597         5,811,516
                                    ------------       -----------
             Total                  $ 17,386,640       $16,721,714
                                    ============       ===========

Note 4.   Taxes on Income

          Taxes on income are allocated to interim periods on the basis of an estimated annual effective tax rate. Other comprehensive losses, if any, are net of an estimated deferred tax benefit. Deferred income taxes consist primarily of net operating loss carryforwards.

Note 5.   Net Income (Loss) Per Share

          Basic net income per share includes no dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of securities that could share in the net income of the Company which consists of stock options using the treasury stock method. In a period with a net loss, the weighted average shares outstanding will be the same for basic and diluted net loss per share.

Note 6.   Intangibles

          In June 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards (SFAS) Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest methods of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify, if applicable, the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

          The Company has elected early adoption of SFAS 142 for the fiscal year beginning July 1, 2001. Accordingly, no amortization expense relating to the Company's goodwill was recognized for the period ended September 29, 2001. For the period ended September 30, 2000, amortization of goodwill was $110,000.

Note 7.   Risk Management and Derivative Financial Instruments

          Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended, requires the Company to recognize all derivative instruments on the balance sheet at fair value. If the derivative is a hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income (equity) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings.

          The Company has historically entered into forward exchange contracts to reduce the foreign currency exchange risks associated with its committed and anticipated lira denominated purchases, and not for speculation. As of September 29, 2001, the Company had contracts to purchase approximately 283 million lira for approximately $128,000, for which the market value at September 29, 2001 was approximately $134,000. Of these contracts, the Company had designated all of them as fair value hedges for committed purchase contracts. For fair value hedges, changes in the fair value of the hedging instrument are recognized in the statement of operations in the period that the underlying hedged transaction is recognized. Any ineffective portion of fair value hedge is recognized immediately in the statement of operations. The ineffective portion of the Company's fair value hedges as of September 29, 2001 was immaterial.

          For derivatives classified as cash flow hedges, changes in the fair value of the hedging instrument are deferred and recorded in Other Comprehensive Income (equity), then recognized in the statement of operations in the same period that the hedged transaction is recognized. The Company had no foreign exchange contracts designated as cash flow hedges as of September 29, 2001.

          The Company had two interest rate swap derivatives designated as cash flow hedges at September 29, 2001. The change in the fair market value during the current year was a loss of $44,830 net of tax benefit, and was recognized in Other Comprehensive Income (equity) at September 29, 2001. For interest rate swap agreements, increases or reductions in interest expense are recognized in the periods in which they accrue.

Note 8.   Line of Credit

          The Company has a revolving credit facility and a line of credit for issuance of Documentary Letters of Credit with SouthTrust Bank, N.A. Effective July 1, 2001 the Company entered into a Second Amendment and Forbearance Agreement ("Second Amendment") relating to its original Credit Facility Agreement with SouthTrust. The amendment modified the original agreement which provided a $17.5 million credit facility and a $15.0 million line for documentary letters of credit. The Second Amendment supercedes all terms of the First Amendment dated November 13, 2000. The Amended Agreement dated July 1, 2001 provides a revolving credit facility up to $15.0 million and an additional line of credit for issuance of Documentary Letters of Credit up to $9.0 million. The availability under the combined facility is limited to a borrowing base as defined in the Second Amendment and the original Credit Facility Agreement. The Second Amendment also changes the maturity date on the credit facility to July 31, 2002 from May 31, 2003 per the original Credit Facility Agreement.

          Advances under the revolving credit facility and line of credit are broken down into two components for the calculation of interest expense: the London Interbank Offered Rate (LIBOR) component that accrues interest at the LIBOR rate plus 1 1/2% to 2 1/2%, and a base rate component that accrues interest at prime plus 1%. The rates are scaled based upon the Company's funded debt as defined in the original Credit Facility Agreement. Prior to the Second Amendment and pursuant to the terms of the First Amendment dated November 13, 2000, the LIBOR component accrued interest at the LIBOR rate plus 3%, and the base rate component accrued interest at prime plus 1 1/4 %. The Company also has in effect interest rate swap derivatives that fix the interest rate for advances under the LIBOR component at 7.77% and 7.79% plus the applicable margin for borrowing levels of $3 million and $5 million, respectively, which expire on June 2, 2002 and June 2, 2003, respectively. As of September 29, 2001, amounts outstanding of $10.5 million were advanced under the LIBOR component at a rate of 3.46% plus 3%, and $1,176,000 were advanced under the base rate component at the prime rate of 5.5% plus 1 1/4%. The facility is secured by all the assets of the Company.

          The Credit Facility as amended by the Second Agreement contains specific covenants that require, among other things, the Company to maintain a specified level of earnings, tangible net worth, and debt to equity ratios for each quarter in fiscal year 2002. The Company was in violation with the covenants pertaining to specified level of earnings for the first quarter and the tangible net worth requirement as of September 29, 2001, pursuant to the terms of the Second Amendment.

        The Company received a forbearance agreement from SouthTrust Bank in connection with the Company's non-compliance on those covenants.

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


                                               First Quarter  Total Textile   Total Laundry
                                                   Ended         Segment         Segment       Corporate       Total
                                               -------------  --------------  --------------  -----------  -------------
Net Revenues.................................           2001   $  6,866,677      $5,310,430   $        -   $ 12,177,107
                                                        2000     13,536,630       7,359,251            -     20,895,881

Loss before Interest & Taxes.................           2001       (654,307)       (578,944)    (388,367)    (1,621,619)
                                                        2000     (1,994,559)        (83,899)    (265,750)    (2,344,208)

Capital Expenditures.........................           2001          7,269           1,400            -          8,669
                                                        2000         30,323           8,000            -         38,323

Depreciation and Amortization................           2001        195,049          21,078       61,416        277,543
                                                        2000        248,371          96,642       20,349        365,362

Interest Expense.............................           2001        264,111           1,210      290,331        555,652
                                                        2000        232,368             755      278,281        511,404

Total Assets:

   September 29, 2001 (unaudited)...............................  37,651,652  14,546,051    (2,674,179)  49,523,524
   June 30, 2001................................................  43,338,426  14,570,252    (3,035,591)  59,873,087

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
-------

Speizman Industries, Inc. is a major distributor of specialized industrial machinery, parts and equipment. The Company operates primarily in two segments, textile equipment and laundry equipment and services. In the textile segment the Company distributes sock-knitting machines, other knitting equipment, automated boarding, finishing and packaging equipment used in the sock industry, and related parts. In the laundry equipment and services segment, the Company sells commercial and industrial laundry equipment, including the distribution of machines and parts as well as providing installation and after sales service.

RESULTS OF OPERATIONS
---------------------

Revenues for the first quarter were $12.2 million compared with $20.9 million for the same period last year, a decrease of $8.7 million or 42%. Revenues for the laundry segment were $5.3 million in the first quarter compared with $7.4 million for the same period last year. Revenues for the textile segment were $6.9 million in the first quarter compared to $13.5 million for the same period last year. The decrease in revenues for both segments was primarily from reduced equipment bookings resulting from the overall downturn in the economy and difficult market conditions that commenced last year. The September 11 attacks also had some impact in the month of September 2001 by delaying certain shipments relating to customer bookings amounting to approximately $2.0 million.

Cost of sales as a percentage of revenues decreased favorably to 87.8% in the current fiscal quarter compared to 92.6% for the same period in the prior year. The decrease primarily occurred in the textile segment. The improvement, on a comparative basis, was due to cost of sales in the previous fiscal quarter being adversely affected by the Company utilizing foreign currency contracts that were greatly devalued because the contracts were originally designated for other purchase orders that were subsequently canceled or delayed. The adverse affect on gross profit through increased cost of sales during the first quarter in the prior year was approximately $1.3 million and accounted for a 6.2% component of cost of sales as a percentage of revenues. This improvement was partially offset by other costs, such as technical service personnel, that are more fixed in nature and, due to lower sales volume, reflects an increased component of cost of sales as a percentage of consolidated revenues in the current quarter.

Selling expenses decreased to $1.5 million for the current year's first quarter compared to $2 million for the same period last year. The decrease was primarily due to lower variable selling expenses such as commissions, travel, and exhibitions. As a percentage of revenue, selling expenses increased to 12.4% for the first quarter ended September 2001 from 9.6% in the prior year's first quarter. The increase in the percentage is due to selling costs, such as salaried personnel in the textile segment, being primarily fixed in nature, coupled with a decrease in textile sales for the first quarter of fiscal 2002 compared to the first quarter of the prior year. Certain changes have been made by the Company, commencing in November 2001, that modify the textile segment's compensation plan for its sales personnel to be more variable with sales and gross margins.

General and Administrative expenses reduced to $1.6 million compared with $1.9 million for the same period last year. The decrease was primarily the result of lower overhead costs including personnel, amortization expense and bad debts in the current quarter compared with the same period last year. Net amortization expense was lower in the current year compared to last year primarily from the Company ceasing to amortize goodwill in accordance with recent accounting pronouncements, offset by an increase in the amortization of debt issuance costs associated with the Company's bank facility that matures on July 31, 2002.

Net interest expense for the current year's first quarter increased approximately $45,000 compared to the same period last year. The increase was attributable to higher interest rates incurred on the Company's credit facility for the current year period as compared to the same period in the prior year.

Net loss for the first quarter was $1,427,271 or $0.44 per share both basic and diluted compared with a loss for the same period last year of $1,783,658 or $0.55 both basic and diluted.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has a revolving credit facility with SouthTrust Bank, N.A. The agreement with SouthTrust as recently amended, expires on July 31, 2002 and provides a line of credit up to $15.0 million and an additional line of credit for issuance of Documentary Letters of Credit up to $9.0 million. The availability under the combined lines of credit is limited by the percentage of accounts receivable and inventory determined from time to time by SouthTrust. The unused amount available to the Company as determined by the Bank as of November 7, 2001 was $630,000. Amounts outstanding under the line of credit for direct borrowings bear interest based upon two components: London Interbank Offered Rate (LIBOR) rate plus 1.5% to 2.5% for a short term fixed period and prime plus 0% to 1% for the non-fixed period. The rates vary based upon the Company's funded debt as defined in the loan agreement. The Company has two interest rate swaps that fixes the LIBOR interest rate (exclusive of margin) at 7.77% and 7.79% for borrowings of $3.0 million and $5.0 million, respectively, that expire on June 2, 2002 and June 3, 2003, respectively. In connection with the SouthTrust's facility, the Company granted a security interest in all assets of the Company.

Working capital at September 29, 2001 was $4.3 million as compared to $17.3 million at June 30, 2001. The working capital ratio was 1.15 at September 29, 2001 and 1.79 at June 30, 2001. The decrease in working capital was primarily due to the classification of the Company's debt with SouthTrust Bank of $11,676,000 as current since the debt facility matures on July 31, 2002. The Company believes it will extend the term of its facility with SouthTrust or refinance with another bank. Excluding the classification of the SouthTrust debt as current, the Company's working capital ratio would improve to 1.92.

Net cash used in operating activities for the first quarter ended September 29, 2001 was $682,000. Net cash used in operating activities was primarily due to a net loss of $1.4 million, a reduction in accounts payable and overdraft of $4.1 million, an increase in inventories of $754,000, a non-cash tax benefit of $750,000, an increase in prepaid expenses of $355,000, and a reduction in accrued expenses of $556,000, partially offset by a reduction in accounts receivable of $6.8 million, and non-cash expenses of $397,000.

Accounts receivable and accounts payable including bank overdraft decreased at September 29, 2001 compared to June 30, 2001 primarily from reduced billing and purchasing activity, respectively, resulting from reduced demand for equipment in the marketplace.

The increase in inventories of $755,000 was offset by provisions for inventory obsolescence and writedowns of $90,000. Machine inventory increased by $966,000
to $11,876,000.   The increase in machine inventory was offset by a decrease in parts inventory of $301,000. The increase in the machine inventory during the first quarter ended 2002 was primarily due to certain hosiery equipment received during the second half of the current quarter of $382,000 that was shipped and billed in October 2002, and receipt of On-Premise Laundry (OPL) equipment amounting to $440,000. The OPL equipment was ordered by the Company prior to the recent downturn that occurred primarily during the fourth quarter 2001. The Company believes the

OPL equipment in inventory as of September 29, 2001 will be sold during the normal course of business over the next six months.

The increase in prepaid expenses and other current assets was due primarily to a deposit on equipment purchase orders related to a new installation project in the laundry segment.

The increase in deferred taxes of $750,000 represented a non-cash benefit recognized during the first quarter of fiscal 2002. The Company believes this deferred tax benefit will be recoverable through its normal course of business in the future.

Net cash used in investing activities was approximately $3,000 for the first quarter of fiscal 2002. Net cash provided by financing activities was $685,000 for the first quarter of fiscal 2002, which included borrowings of $698,000 from the Company's bank credit facility.

The Company believes the available funds through its facility agreement with SouthTrust and cash flows generated by operations, if any, will be sufficient to fund its working capital and capital expenditures requirements through July 31, 2002. Thereafter, the Company will need to raise additional funds or extend its facility agreement with SouthTrust. The Company believes that it will extend the term of its facility with SouthTrust or refinance with another bank as it has in the past few years. However, there is no assurance that additional financing will be available when needed or desired on terms favorable to the Company or at all.

OUTLOOK
-------

Fiscal 2002 Equipment Bookings - The Company over the past six months experienced a decline in its equipment bookings. The Company expects this trend to continue during at least the first six months in fiscal year 2002 based upon current market conditions and the Company's existing pipeline. In furtherance with the Company's cost saving initiatives that began in fiscal year 2001, the Company expects to further reduce its expenses to help mitigate the adverse effects from the decline in equipment bookings.

Hosiery Equipment - Shipments of the new generation closed toe sock knitting machine produced by Lonati, S.p.A. of Brescia, Italy, the world's largest manufacturer of hosiery knitting machines, began in mid-March 2001. The new generation closed toe machines have been commercially accepted and the Company anticipates it could gradually replace most of the conventional athletic sock machines in the United States and Canada over the next four years.

Knitted Fabric Equipment - The market demand for seamless actionwear machines decreased significantly since two years ago. The Company does not feel that this is the end of the demand for seamless type garments. However, it now appears that only the large, well-capitalized underwear and lingerie firms who have significant resources with brand names and direct relationships with major retail outlets will have the ability to purchase significant quantities of additional seamless garment machines.

Wink Davis - The Company, through Wink Davis, maintains a strong presence in the United States industrial laundry segment through its sale of new equipment, parts and services. Over the past six months, the demand for on premise laundry equipment has declined significantly. The Company does not feel this is the end of demand and expects this market segment to improve somewhat in the second half of the fiscal year 2002. Proposals for larger installation projects continue to remain active; however, if successful, margins will be slightly lower due to increased competition in a relatively tight market.

Settlement of Litigation - During October 2001, the Company settled for $35,000 a lawsuit filed by Bluegrass Hosiery, Inc., in which Bluegrass alleged that the Company breached its contract relating to machines sold to Bluegrass.

Other Areas of Development - The Company continually explores opportunities for additional growth including new relationships with manufacturers that have competitive product offerings in its existing market channels.

EMPLOYEES
---------

As of September 29, 2001, the Company had 139 full-time domestic employees. Total employees which include operations in Mexico and Canada are 152. The Company's employees are not represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company considers its relations with its employees to be good.

BACKLOG
-------

As of November 9, 2001, the Company's firm backlog of unfilled equipment orders was approximately $15.2 million. The period of time required to fill orders varies depending on the model ordered, manufacturers' production capabilities, and availability of overseas shippers. The Company typically fills its backlog within 12 months; however, orders constituting the current backlog are subject to customer cancellation, changes in delivery and machine performance. As a result, the Company's backlog may not necessarily be indicative of future revenue and will not necessarily lead to revenues in any future period. Any cancellation, delay or change in orders which constitute our current or future backlog may result in lower than expected revenues.

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

The Company is also subject to interest rate exposure on $11.7 million of debt outstanding at September 29, 2001 that was priced at interest rates that float with the market. Reference is made to Note 8 for additional information.

NOTE REGARDING PRIVATE SECURITIES LITIGATION REFORM ACT
-------------------------------------------------------

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about Speizman's industry, management beliefs, and certain assumptions made by Speizman's managements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under the caption "Other Risk Factors." Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that the Company files from time to time with the Securities and Exchange Commission.

OTHER RISK FACTORS
------------------

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

Dependence on Lonati

The Company's operations are substantially dependent on the net revenues generated from the sale of sock knitting and other machines manufactured by both Lonati and Santoni, S.r.l., Brescia, Italy, one of Lonati's subsidiaries, and the Company expects this dependence to continue. Sales of sock knitting and other machines manufactured by Lonati and Santoni generated an aggregate of approximately 30.4% and 53.5% of the Company's net revenues in fiscal 2001 and fiscal 2000, respectively. The Company amended its agreement with Lonati for the sale of its machines in March 2001 to be the exclusive agent through December 31, 2003. The Company and Lonati entered into their present agreements for the sale of Lonati machines in Canada in January 1992 and for Mexico in 1997, which are renewable annually. The Company has acted as the United States sales agent and distributor for certain machines manufactured by Lonati continuously since 1982. The cost to the Company of Lonati machines, as well as the delivery schedule of these machines, are at the discretion of Lonati. Management believes that the Company's relationship with Lonati will continue to be strong as long as the Company generates substantial sales of Lonati machines; however, there can be no assurance that the Company will be able to do so or that the Company's relationship with Lonati will continue or will continue on its present terms. Any decision by Lonati to sell machines through another distributor or directly to purchasers would have a material adverse effect on the Company.

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

Foreign Currency Risk

Historically, Speizman Industries' purchases of foreign manufactured machinery and spare parts for resale are denominated in Italian lira. For purchases of machines that were denominated in Italian lira or Euro dollars, Speizman generally purchased lira hedging contracts to compensate for anticipated dollar fluctuations; however, during fiscal year 2001, the Company experienced adverse effects utilizing lira hedging contracts for orders that were postponed or delayed. Prior to fiscal year 2001 and for approximately 30 years, the Company did not experience any adverse effect from utilizing lira hedging contracts. During fiscal year 2001, and in light of newer technology that was being delivered by Lonati represented by its newer version closed toe single cylinder sock knitting machine, and with previous experiences of delays associated with the development of its previous generation closed toe machine, the Company arranged with Lonati and its affiliates to purchase its products for resale in U.S. dollars. Speizman's arrangement to buy in U.S. dollars with Lonati contractually ends on April 30, 2002. For purchases of machines that are supplied by other manufacturers that are denominated in Italian lira or Euro dollars, Speizman Industries feels its current practices enable the Company to adjust sales prices, or to commit to lira hedging contracts that effectively compensate for anticipated dollar fluctuations. At September 29, 2001, the Company had contracts maturing through December 2001 to purchase approximately
283.0 million lira for approximately $128,000 for which the market value at September 29, 2001 if terminated was $134,000.

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

Nasdaq Listing

The Company's common stock has been listed on the Nasdaq SmallCap Market since March 20, 2001 and was listed on the Nasdaq National Market System from October 1993 to March 19, 2001. In response to the extraordinary market conditions following the tragedy of September 11, 2001, Nasdaq implemented a moratorium on the minimum bid and public float requirements for continued listing on Nasdaq until January 2, 2002. The Company may have difficulty meeting the minimum bid criteria for continued listing on the Nasdaq SmallCap Market when the moratorium expires. If the Company's securities cease to be listed on the Nasdaq SmallCap Market, they may continue to be listed in the OTC-Bulletin Board, which is viewed by most investors as a less desirable marketplace. In such event, the market price of the common stock may be adversely impacted and a stockholder may find it difficult to dispose, or obtain accurate quotations as to the market value, of the Company's common stock.

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


                                    SPEIZMAN INDUSTRIES, INC.
                                          (Registrant)



Date:  November 13, 2001            /s/  Robert S. Speizman
                                    ------------------------------
                                         Robert S. Speizman
                                         President


Date:  November 13, 2001            /s/  John C. Angelella
                                   -------------------------------
                                         John C. Angelella
                                         CFO/Secretary-Treasurer