Form 10-Q
period 2001-12-29
SPEIZMAN INDUSTRIES INC
filed 2002-02-12
CIK 92827

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the quarterly period ended December 29, 2001

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                           Commission File No. 0-8544

                            SPEIZMAN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                   56-0901212
   --------------------------------------          ------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                     Identification No.)

           701 Griffith Road                                 28217
   --------------------------------------          ------------------------
      Charlotte, North Carolina                           (Zip Code)
   --------------------------------------
  (Address of principal executive offices)

                                 (704) 559-5777
                                ----------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                ----------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                YES  X                          NO ____
                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                Outstanding at
    Class of Common Stock                      February 8, 2002
   ------------------------                    ----------------
   Par value $.10 per share                        3,255,428

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                                      INDEX

PART I.  FINANCIAL INFORMATION:                                                      Page No.
                                                                                     --------
     Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets.....................................    3-4

         Condensed Consolidated Statements of Operations...........................      5

         Condensed Consolidated Statements of Cash Flows...........................      6

         Condensed Consolidated Statements of Stockholders' Equity.................      7

         Notes to Condensed Consolidated Financial Statements......................    8-11

     Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................................   12-21

PART II. OTHER INFORMATION:

     Item 6.  Exhibits and reports on Form 8-K.....................................     22

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                    December 29,     June 30,
                                                        2001           2001
                                                    ------------   ------------
                                                    (unaudited)
                                 ASSETS
                                 ------
CURRENT:
   Accounts receivable, less allowances of
       $717,987 and $747,092                        $ 15,053,757   $ 19,440,188
   Inventories                                        16,177,042     16,721,714
   Prepaid expenses and other current assets           3,460,971      3,142,445
                                                    ------------   ------------
       TOTAL CURRENT ASSETS                           34,691,770     39,304,347
                                                    ------------   ------------



PROPERTY AND EQUIPMENT:
   Building and leasehold improvements                 7,336,153      7,336,153
   Machinery and equipment                             1,079,571      1,083,517
   Furniture, fixtures and transportation equipment    1,632,547      1,657,855
                                                    ------------   ------------
      Total                                           10,048,271     10,077,525
   Less accumulated depreciation and amortization     (3,260,708)    (2,865,649)
                                                    ------------   ------------

       NET PROPERTY AND EQUIPMENT                      6,787,563      7,211,876
                                                    ------------   ------------

DEFERRED TAX ASSET, LONG TERM                          4,264,751      3,297,707
OTHER LONG-TERM ASSETS                                   239,077        268,750
GOODWILL, NET OF ACCUMULATED AMORTIZATION              4,790,407      4,790,407
                                                    ------------   ------------

                                                    $ 50,773,568   $ 54,873,087
                                                    ============   ============

     See accompanying notes to condensed consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                         December 29,   June 30,
                                                            2001          2001
                                                        ------------  ------------
                                                         (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Bank overdraft                                       $    186,967  $  1,438,466
   Accounts payable                                       12,699,717    14,005,690
   Customers' deposits                                     4,903,312     4,183,369
   Accrued expenses                                          896,842     1,475,347
   Current maturities of long-term debt                   12,731,873       901,216
                                                        ------------  ------------

       TOTAL CURRENT LIABILITIES                          31,418,711    22,004,088

Long-term debt                                                    --    10,978,000
Obligation under capital lease                             4,442,615     4,524,682
                                                        ------------  ------------
       TOTAL LIABILITIES                                  35,861,326    37,506,770
                                                        ------------  ------------


STOCKHOLDERS' EQUITY:
   Common stock - par value $.10; authorized 20,000,000
      shares, issued 3,396,228, outstanding 3,255,428        339,623       339,623
   Additional paid-in capital                             13,047,150    13,047,150
   Accumulated other comprehensive loss                     (250,153)     (263,585)
   Retained earnings                                       2,362,445     4,829,952
                                                        ------------  ------------
      Total                                               15,499,065    17,953,140
   Treasury stock, at cost, 140,800 shares                  (586,823)     (586,823)
                                                        ------------  ------------
       TOTAL STOCKHOLDERS' EQUITY                         14,912,242    17,366,317
                                                        ------------  ------------

                                                        $ 50,773,568  $ 54,873,087
                                                        ============  ============


     See accompanying notes to condensed consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                   -------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------

                                                          (Unaudited)                    (Unaudited)
                                                   For the Three Months Ended     For the Six Months Ended
                                                   --------------------------     ------------------------
                                                    12-29-01       12-30-00        12-29-01         12-30-00
                                                   (13 Weeks)     (13 Weeks)       (26 Weeks)      (26 Weeks)
                                                   ----------     ----------       ----------      ----------

REVENUES                                          $ 15,107,150    $ 17,810,685    $ 27,284,257    $ 38,706,566

COST OF SALES                                       13,012,763      15,405,592      23,700,254      34,753,721
                                                  ------------    ------------    ------------    ------------

GROSS PROFIT                                         2,094,387       2,405,093       3,584,003       3,952,845

SELLING EXPENSES                                     1,412,563       1,812,153       2,924,433       3,823,220

GENERAL AND ADMINISTRATIVE
    EXPENSES                                         1,419,909       2,109,290       3,019,274       3,990,183
                                                  ------------    ------------    ------------    ------------

OPERATING LOSS                                        (738,085)     (1,516,350)     (2,359,704)     (3,860,558)

    Net Interest Expense                               582,151         646,720       1,137,803       1,158,124
    Loss on settlement of uncommitted
      foreign currency derivative contracts                  -       3,925,947               -       3,925,947
                                                  ------------    ------------    ------------    ------------

LOSS BEFORE BENEFIT FOR
    INCOME TAX                                      (1,320,236)     (6,089,017)     (3,497,507)     (8,944,629)

BENEFIT FOR INCOME TAX                                (280,000)     (2,338,146)     (1,030,000)     (3,410,100)
                                                  ------------    ------------    ------------    ------------

NET LOSS                                          $ (1,040,236)   $ (3,750,871)   $ (2,467,507)   $ (5,534,529)
                                                  ============    ============    ============    ============

Basic loss per share                              $      (0.32)   $      (1.15)   $      (0.76)   $     ( 1.70)
Diluted loss per share                                   (0.32)          (1.15)          (0.76)          (1.70)

Weighted average shares
    Outstanding:
    Basic                                            3,255,428       3,252,428       3,255,428       3,252,428
    Diluted                                          3,255,428       3,252,428       3,255,428       3,252,428


     See accompanying notes to condensed consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

                                                                             (Unaudited)
                                                                    ------------------------------
                                                                       For the Six Months Ended
                                                                    ------------------------------
                                                                      12-29-01          12-30-00
                                                                     (26 Weeks)        (26 Weeks)
                                                                    --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $ (2,467,507)   $ (5,534,529)
Adjustments to reconcile net loss to cash used
    in operating activities:
      Depreciation                                                        430,783         461,666
      Amortization                                                        122,832         260,698
      Provision for inventory obsolescence                                238,000         568,311
      Provision for losses on accounts receivable                          60,000         362,907
      Gain (Loss) on disposal of assets                                    (4,679)          7,282
      Decrease (Increase) in:
        Accounts receivable                                             4,326,431      12,260,758
        Inventories                                                       306,672      (4,854,173)
        Prepaid expenses and other current assets                        (441,358)      1,859,258
        Other assets                                                       29,673         146,863
        Deferred tax asset, long term                                  (1,030,000)     (2,781,401)
      (Decrease) Increase in:
        Accounts payable and accrued liability on foreign currency
            derivatives and bank overdraft                             (2,557,472)     (7,540,388)
        Accrued expenses, deferred revenue and customers' deposits        217,826       3,960,396
                                                                     ------------    ------------
      Net cash used in operating activities                              (768,799)       (822,352)
                                                                     ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                  (12,643)       (250,250)
    Proceeds on sale of assets                                             10,852          68,773
                                                                     ------------    ------------
      Net cash used in investing activities                                (1,791)       (181,477)
                                                                     ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings on line of credit agreement                          1,152,503         735,000
    Principal payments on long-term debt                                 (381,913)       (374,363)
                                                                     ------------    ------------
      Net cash provided by financing activities                           770,590         360,637
                                                                     ------------    ------------

NET DECREASE IN CASH                                                            -        (643,192)
CASH AND CASH EQUIVALENTS at beginning of period                                -         713,754
                                                                     ------------    ------------
CASH AND CASH EQUIVALENTS at end of period                           $          -    $     70,562
                                                                     ============    ============
Supplemental Disclosures:
    Cash paid during period for:
      Interest                                                       $  1,143,516    $  1,078,018
      Income taxes                                                   $     64,670    $     40,200

     See accompanying notes to condensed consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                   -------------------------------------------
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            ---------------------------------------------------------

                                                                                            Accumulated
                                                                 Additional                    Other
                                        Common       Common       Paid-In      Retained    Comprehensive   Treasury    Comprehensive
                                        Shares       Stock        Capital      Earnings         Loss         Stock         Loss
                                       ---------   ----------   -----------  ------------  -------------  -----------  -------------
BALANCE, JULY 1, 2000                  3,393,228   $  339,323   $13,045,200  $10,692,607   $         -    $ (586,823)
Net loss.............................          -            -             -   (5,862,655)            -              -   $(5,862,655)
Accumulated Comprehensive loss
   - Interest rate swap, net of tax..          -            -             -            -      (263,585)             -      (263,585)
                                                                                                                        -----------
   Comprehensive Loss................          -            -             -            -             -              -   $(6,126,240
                                                                                                                        ===========
Exercise of stock options............      3,000          300         1,950            -             -              -
                                       ---------   ----------   -----------  -----------   -----------    -----------
BALANCE, JUNE 30, 2001                 3,396,228      339,623    13,047,150    4,829,952      (263,585)      (586,823)
Net loss.............................          -            -             -   (2,467,507)            -              -   $(2,467,507)
Accumulated Comprehensive
    Income  - Interest rate of tax...          -            -             -            -        13,432              -        13,432
                                                                                                                        -----------
   Comprehensive Loss................          -            -             -            -             -              -   $(2,480,939)
                                       ---------   ----------   -----------  -----------   -----------    -----------   ===========
BALANCE, DECEMBER 29, 2001
   (unaudited)                         3,396,228   $  339,623   $13,047,150  $ 2,362,445   $  (250,153)   $  (586,823)
                                       =========   ==========   ===========  ===========   ===========    ===========

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

Note 2.    Deferred Revenue

           The Company, in some instances with its laundry equipment and services business, is engaged in installation projects for customers on a contract basis. Generally, retainage on such contracts is withheld and recorded as deferred revenue until the project is complete. In addition, some contracts call for progress billings. In such cases, the Company uses the percentage of completion method to recognize revenue whereby sales are recorded based upon the ratio of costs incurred to total estimated costs at completion. Deferred revenue was immaterial at December 29, 2001 and June 30, 2001.

Note 3.   Inventories

           Inventories consisted of the following:

                                              December 29,       June 30,
                                                 2001             2001
                                              ------------     ------------
                                               (unaudited)
           Machines                            $10,714,158      $10,910,198
           Parts and supplies                    5,462,884        5,811,516
                                              ------------     ------------
                Total                          $16,177,042      $16,721,714
                                              ============     ============

Note 4.    Taxes on Income

           Taxes on income are allocated to interim periods on the basis of an estimated annual effective tax rate. Other comprehensive losses, if any, are net of an estimated deferred tax benefit. Deferred income taxes consist primarily of net operating loss carryforwards. For the period ending December 2002, management determined it was prudent to establish a valuation allowance of $220,000 against its gross deferred tax assets of $5.9 million based upon general economic conditions remaining soft and, more specifically, the conditions in the textile industry deteriorating further in the current year than originally anticipated. Management believes that it is more likely than not that a sufficient level of taxable income will be generated in years subsequent to fiscal 2002 and prior to the expiration of the Company's NOLs relating to its deferred tax asset to realize the net deferred amount of $5.9 million at December 29, 2001.

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

           The Company has elected early adoption of SFAS 142 for the fiscal year beginning July 1, 2001. The Company, based upon its transitional testing, concluded there was no impairment relating to the net book value of its goodwill. Additionally, pursuant to SFAS 142, no amortization expense relating to the Company's goodwill was recognized for the six months ended December 29, 2001. For the six months ended December 29, 2000, amortization of goodwill was $220,000.

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

           The Company has historically entered into forward exchange contracts to reduce the foreign currency exchange risks associated with its committed and anticipated lira and Euro denominated purchases, and not for speculation. As of December 29, 2001, the Company had no foreign exchange contracts.

           The Company had two interest rate swap derivatives designated as cash flow hedges at December 29, 2001. The change in the fair market value during the current year was a gain of $13,432 net of tax expense, and was recognized in Other Comprehensive Loss (equity) at December 29, 2001. For interest rate swap agreements, increases or reductions in interest expense are recognized in the periods in which they accrue.

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

           Advances under the revolving credit facility and line of credit are broken down into two components for the calculation of interest expense: the London Interbank Offered Rate (LIBOR) component that accrues interest at the LIBOR rate plus 1 1/2% to 2 1/2%, and a base rate component that accrues interest at prime plus 1%. The rates are scaled based upon the Company's funded debt as defined in the original Credit Facility Agreement. Prior to the Second Amendment and pursuant to the terms of the First Amendment dated November 13, 2000, the LIBOR component accrued interest at the LIBOR rate plus 3%, and the base rate component accrued interest at prime plus 1 1/4 %. The Company also has in effect interest rate swap derivatives that fix the interest rate for advances under the LIBOR component at 7.77% and 7.79% plus the applicable margin for borrowing levels of $3.0 million and $5.0 million, respectively, which expire on June 2, 2002 and June 2, 2003, respectively. As of December 29, 2001, amounts outstanding of $10.5 million were advanced under the LIBOR component at a rate of 3.46% plus 3%, and $1,630,503 were advanced under the base rate component at the prime rate of 4.75% plus 1 1/4%. The facility is secured by all the assets of the Company.

           The Credit Facility as amended by the Second Agreement contains specific covenants that require, among other things, the Company to maintain a specified level of earnings, tangible net worth, and debt to equity ratios for each quarter in fiscal year 2002. The Company was in violation with the covenants pertaining to specified level of earnings for the first and second quarters and the tangible net worth requirement as of September 29, 2001 and December 29, 2001, pursuant to the terms of the Second Amendment. The Company received waivers from SouthTrust Bank in connection with the Company's non-compliance on those covenants for periods ended September 29, 2001 and December 29, 2001.

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

                                                    Six Months     Total Textile     Total Laundry
Segment Information:                                Ended Dec.       Segment            Segment       Corporate         Total
                                                  --------------  --------------  ----------------  --------------   ------------
         Net Revenues ..........................       2001       $ 16,743,977    $ 10,540,280       $          -    $ 27,284,257
                                                       2000         23,044,788      15,661,778                  -      38,706,566

         (Loss) Earnings before
         Interest & Taxes ......................       2001           (939,360)       (720,418)           (699,926)    (2,359,704)
                                                       2000        *(7,337,805)        163,183            (571,883)    (7,786,505)


         Capital Expenditures ..................       2001             11,243           1,400                  -          12,643
                                                       2000            239,287          10,963                  -         250,250

         Depreciation and Amortization .........       2001            388,627          42,156             122,832        553,615
                                                       2000            489,495         192,171              40,698        722,364

         Interest Expense ......................       2001            633,110           4,019             500,674      1,137,803
                                                       2000            646,911           5,287             505,926      1,158,124


                                                  Three Months     Total Textile     Total Laundry
Segment Information:                                Ended Dec.       Segment            Segment       Corporate         Total
                                                  --------------  --------------  ----------------  --------------   ------------

         Net Revenues ..........................       2001       $  9,887,300    $  5,229,850       $          -    $ 15,107,150
                                                       2000          9,508,158       8,302,527                  -      17,810,685

         (Loss) Earnings  before
         Interest & Taxes ......................       2001           (258,052)       (141,474)           (311,559)      (738,085)
                                                       2000        *(5,383,246)        247,082            (306,133)    (5,442,297)


         Capital Expenditures ..................       2001              3,974              -                   -           3,974
                                                       2000            208,964           2,963                  -         211,927

         Depreciation and Amortization .........       2001            193,578          21,078              61,416        276,072
                                                       2000            241,124          95,529              20,349        357,002

         Interest Expense ......................       2001            368,999           2,809             210,343        582,151
                                                       2000            414,543           4,532             277,645        646,720

         Total Assets:
            December 29, 2001 (unaudited) .....................     38,308,322      15,441,553          (2,976,307)    50,773,568
            June 30, 2001 .....................................     43,338,426      14,570,252          (3,035,591)    54,873,087

           * Amount includes one-time loss on settlement of uncommitted foreign currency derivatives of $3,925,947 recognized during the quarter and six months ended December 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

Speizman Industries, Inc. is a major distributor of specialized industrial machinery, parts and equipment. The Company operates primarily in two segments, textile equipment ("textile segment") and laundry equipment and services ("laundry segment"). In the textile segment, the Company distributes sock-knitting machines, other knitting equipment, automated boarding, finishing and packaging equipment used in the sock industry, and related parts. In the laundry segment, the Company sells commercial and industrial laundry equipment, including the distribution of machines and parts as well as providing installation and after sales service.

RESULTS OF OPERATIONS
---------------------

Total revenues decreased 15% to $15.1 million for the second quarter ended December 29, 2001, compared to $17.8 million for the same period last year. Revenues for the textile segment for the second quarter ended December 2001 increased 4% to $9.9 million, compared to $9.5 million for the same period last year. The increase in the textile segment was offset by a decrease in the Company's laundry equipment and services segment of 38% to $5.2 million, compared to $8.3 million in the same period of the prior fiscal year. For the six months ended December 2001, total revenues decreased 45% to $27.3 million, compared with $38.7 million for the same period in the prior year. For the six months ended December 2001, the Company's revenues for its textile and laundry segment decreased 28% to $16.7 million, and 34% to $10.5 million, respectively, compared to the same period in the prior year. The decrease in sales for both segments is primarily from reduced market demand due to the slowness in the textile and hospitality industries, as well as the continued downturn in the U.S. economy.

Gross profit for the second quarter ended December 29, 2001 was $2.1 million, a reduction of approximately $300,000 from the gross profit in the second quarter ended December 30, 2000 of $2.4 million. Consolidated gross profit as a percentage of revenues increased slightly to 13.9% in the second quarter of fiscal 2002. This compared to a gross profit percentage of 13.5% for the same period in the prior fiscal period. Gross profit for the textile segment improved $500,000 primarily from higher gross margins on product in the current period compared to the prior year's second quarter. The increase in the gross margins on products in the current period was approximately $1.0 million and was significantly influenced from higher cost of sales in the prior year resulting from losses in connection with the utilization of foreign currency contracts in that period. The improvement in the textile segment's product margins were offset by lower commission revenue in the current period of $500,000 when compared to the prior year's second quarter. The improvement in the textile segment's gross profit was offset by a reduction in the laundry segment's gross profit of $800,000, of which $650,000 was due to reduced equipment sales, with the balance due to less contribution generated from services.

Gross profit for the six months ended December 2001 was $3.6 million, a $400,000 reduction in the amount reported in the prior year's six-month period. Gross profit, as a percentage of revenues, improved to 13.1% for the current six-month period, compared to 10.2% reported for the prior six-month period. The decrease in gross profit dollars was attributable primarily from reduced volume in both segments resulting in a reduction in gross margin contribution of $1.7 million, a reduction in textile sales commission revenue of $500,000, reduced contribution in laundry services of $200,000, offset by lower cost of sales in the current period of $2.3 million relating to the textile group. The lower costs of sales in the current year of $2.3 million as compared to the prior year's six-month period resulted from the utilization of foreign currency contract during fiscal 2000 that were devalued because they were originally designated for purchase orders that were subsequently cancelled or delayed.

Selling expenses for the second quarter ended December 2001 improved to $1.4 million from $1.8 million in the prior fiscal period. As a percentage of revenues, selling expenses improved slightly to 9.3% in the current fiscal period from 10.2% for the prior year's second quarter. The improvement in the selling expenses was a result of both reduction in variable expenses such as commissions, as well as a reduction of fixed costs including salaries, sales personnel, and travel related expenses.

Selling expenses year to date have decreased $900,000 compared with the same period last year. The decrease was primarily due to lower variable expenses such as commissions, travel, and exhibitions. As a percentage of revenue, selling expenses were 10.8% compared to 9.9% for the same period last year. The increase as a percentage of sales is due to selling costs, such as salaried personnel in the textile segment, being primarily fixed in nature, coupled with a decrease in textile sales compared with the same period last year.

General and administrative expenses reduced to $1.4 million in the second quarter, compared with $2.1 million for the same period last year. General and administrative expenses year-to-date have decreased $1.0 million compared with the same period last year. The decrease in the current second fiscal quarter and year-to-date when compared to the same periods in the last fiscal year was primarily the result of lower overhead costs, including personnel, amortization, and bad debts. Net amortization expenses were lower primarily due to the Company ceasing to amortize goodwill in accordance with recent accounting pronouncements, offset by an increase in the amortization of debt issuance cost associated with the Company's bank facility that matures on July 31, 2002.

Net interest expense for the current year's second quarter decreased $65,000 compared to the same period last year. The decrease was attributable to lower average borrowings on the Company's line of credit facility for the current year period as compared to the same period in the prior year.

Benefit for income tax in the current quarter and six-month period is $280,000 and $1,250,000, respectively. The provision for the quarter ended December 29, 2001 includes a valuation reserve of $220,000 provided on the Company's gross deferred tax asset of $5.9 million as of December 2001. The Company deemed it prudent to record a deferred tax valuation allowance as of December 2001 in light of general economic conditions remaining soft, and more specifically, the textile industry deteriorating further than initially anticipated in the current fiscal year.

Net loss for the second quarter was $1.0 million or $0.32 per share both basic and diluted. This compared with a loss for the same period last year of $3.8 million or $1.15, basic and diluted. Net loss for the six months ended December 2001 was $2.5 million or $0.76 per share, basic and diluted, and compared to a loss in the prior six-month period of $5.5 million or $1.70 per share, basic and diluted. The loss in the prior year's second quarter and six months year-to-date period included a one-time loss on settlement of uncommitted foreign currency derivative contracts of $3.9 million before tax benefit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has a revolving credit facility with SouthTrust Bank, N.A. The agreement with SouthTrust as recently amended, expires on July 31, 2002 and provides a line of credit up to $15.0 million and an additional line of credit for issuance of Documentary Letters of Credit up to $9.0 million. The availability under the combined lines of credit is limited by the percentage of eligible accounts receivable and inventory determined from time to time by SouthTrust.

The Company has previously announced that it expected a decline in equipment bookings and sales through at least June 2002 and that it intended to further reduce its expenses in an effort to mitigate the adverse effects from the expected decline in equipment bookings and sales. Subsequent to this announcement, general economic conditions have remained soft and the textile and hospitality industry conditions have further deteriorated resulting in even lower than expected sales, primarily due to reduced volume. This greater than anticipated decline in sales has also reduced the Company's borrowing base with respect to its line of credit facility. The Company expects this trend to continue at least in the short term further adversely affecting the Company's liquidity. As of February 4, 2002, the Company had borrowings of $11.4 million and had an unused availability of $600,000 under its credit facility based upon its borrowing base at that time. Lower than expected sales also adversely impacted the operations of the Company and its ability to comply with certain financial covenants in its credit facility. The Company was not in compliance with certain financial covenants in its credit facility for the second quarter ended December 2001. The Company received a waiver relating to the covenants that were in default for the second fiscal quarter ended December 2001 and is currently in active discussions for the purpose of modifying its covenants for the balance of its loan term which currently matures on July 31, 2002. In addition to modifying its existing financial covenants, the Company expects the bank to require monthly compliance with certain financial covenants and to increase its borrowing base under the credit facility which the Company expects will result in additional cash availability for the Company under the facility of approximately $400,000. However, the Company can not make any assurances about the ultimate outcome of these discussions.

Amounts outstanding under the line of credit for direct borrowings bear interest based upon two components: London Interbank Offered Rate (LIBOR) rate plus 1.5% to 2.5% for a short term fixed period and prime plus 0% to 1% for the non-fixed period. The rates vary based upon the Company's funded debt as defined in the loan agreement. The Company has two interest rate swaps that fix the LIBOR interest rate (exclusive of margin of 250 basis points) at 7.77% and 7.79% for borrowings of $3.0 million and $5.0 million, respectively, which expire on June 2, 2002 and June 3, 2003, respectively.

Working capital at December 29, 2001 was $3.3 million as compared to $17.3 million at June 30, 2001. The working capital ratio was 1.10 at December 29, 2001 and 1.79 at June 30, 2001. The decrease in working capital was primarily due to the classification of the Company's debt with SouthTrust Bank of $12,130,000 as current since the debt facility matures on July 31, 2002. Excluding the classification of the SouthTrust debt as current, the Company's working capital ratio would improve to 1.80.

Net cash used in operating activities for the six months ended December 29, 2001 was $769,000. Net cash used in operating activities was primarily due to a net loss of $2.5 million, a reduction in accounts payable and overdraft of $2.5 million, a non-cash tax benefit of $1,030,000, and an increase in prepaid expenses of $441,000, partially offset by a reduction in accounts receivable of $4.3 million, a reduction in inventories of $306,000, an increase in customers deposits and accrued expenses of $217,000, and non-cash expenses of $850,000.

Accounts receivable and accounts payable including bank overdraft decreased at December 29, 2001 compared to June 30, 2001 primarily from reduced billing and purchasing activity, respectively, resulting from reduced demand for equipment in the marketplace.

The increase in prepaid expenses and other current assets was due primarily to a deposit on equipment purchase orders related to a new installation project in the laundry segment.

The increase in net deferred taxes of $1,030,000 represented a non-cash benefit recognized during the six months ended December 2001 of $1,250,000, net of a valuation allowance of $220,000. The Company believes the net deferred tax benefit will be recoverable through its normal course of business in the future.

Net cash used in investing activities was approximately $2,000 for the six months ended December 2001. Net cash provided by financing activities was $770,000 for the six months ended December 2001, which included borrowings of $1.2 million from the Company's bank credit facility, offset by principal payments on long-term debt of $382,000.

The Company has satisfied its cash requirements in the past principally from cash generated from operations and borrowings under its line of credit facility with commercial banks. The continued decline in the Company's business has resulted in limited liquidity due to decreased cash generated from operations and decreased availability under its current line of credit facility as a result of a decline in its accounts receivable borrowing base. The Company's ability to continue to fund its cash requirements, including its net losses, from these sources of liquidity for the remainder of fiscal 2002 is dependent upon its ability to generate adequate cash from operations as well as maintaining a sufficient borrowing base for borrowed funds under its line of credit facility. Factors such as reduced sales volume, reduced gross margin contribution due to decreased volume or pricing, the timeliness of collections on current accounts receivable, and the ability to maintain existing and/or extended payment terms with certain suppliers will impact the Company's ability to generate cash from operations. An adverse effect of any one of these factors could further restrict the Company's liquidity. As of February 4, 2002, $600,000 was available and unused under the Company's line of credit facility. In the event there is a decrease in the Company's eligible accounts receivable, which will occur in the event the equipment bookings continue to decline, or if collections on current accounts receivable are delayed, availability under this facility will decrease.

The Company's line of credit facility is scheduled to mature on July 31, 2002. The Company does not have the financial resources to repay this debt and will therefore need to refinance this debt prior to the maturity date. There is no assurance that the Company will be able to refinance this obligation with its existing or another lender on a timely basis, on commercially reasonable terms, or at all. Additionally, the textile industry has continued to experience tightened lending practices from traditional financial institutions which may further hinder the Company's ability to refinance this debt, especially in light of the Company's recent financial losses.

The Company may need to raise additional funds to become current with its vendors and other obligations, and to fund losses until it returns to cash flow positive. If equipment bookings and sales continue to decline resulting in decreased cash generated from operations, the Company may need capital during fiscal 2002 in addition to that available under its line of credit facility. The Company is actively considering other financing options in the event additional financial resources are needed, including the raising of additional funds through debt or equity financing or the disposition of assets. There is no assurance that such funding will be available on commercially reasonable terms or at all. In the event the Company is unable to obtain additional needed capital, the Company would be required to significantly reduce its operations, dispose of assets and/or sell additional securities on terms that could be dilutive to current stockholders.

OUTLOOK
-------

Fiscal 2002 Equipment Bookings - The Company over the past six months experienced a decline in its equipment bookings. The Company expects this trend to continue during the next six months in fiscal year 2002 based upon current market conditions and the Company's existing backlog. In furtherance with the Company's cost saving initiatives that began in fiscal year 2001, the Company expects to continue to reduce its expenses to help mitigate the adverse effects from the decline in equipment bookings.

Hosiery Equipment - Shipments of the new generation closed toe sock knitting machine produced by Lonati, S.p.A. of Brescia, Italy, the world's largest manufacturer of hosiery knitting machines, began in mid-March 2001. The new generation closed toe machines have been commercially accepted and the Company anticipates they could gradually replace most of the conventional athletic sock machines in the United States and Canada over the next four years.

Knitted Fabric Equipment - The market demand for seamless actionwear machines decreased significantly since its peak two years ago. The Company does not feel that this is the end of the demand for seamless type garments. However, it now appears that only the large, well-capitalized underwear and lingerie firms who have significant resources with brand names and direct relationships with major retail outlets will have the ability to purchase significant quantities of additional seamless garment machines.

Wink Davis - The Company, through Wink Davis, maintains a strong presence in the United States industrial laundry segment through its sale of new equipment, parts and services. Over the past six months, the demand for on premise laundry equipment has declined significantly. The Company does not feel this is the end of demand and expects this market segment to improve somewhat in the second half of the fiscal year 2002. Proposals for larger installation projects continue to remain active; however, if successful, margins will be slightly lower due to lower selling prices as a result of increased competition in a relatively tight market.

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

EMPLOYEES
---------

As of December 29, 2001, the Company had 136 full-time domestic employees. The Company's employees are not represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company considers its relations with its employees to be good.

BACKLOG
-------

As of February 8, 2002, the Company's backlog of unfilled equipment orders was approximately $13.7 million, which includes an order for $3.7 million that is contingent upon the customer obtaining financing to satisfy payment. The period of time required to fill orders varies depending on the model ordered, manufacturers' production capabilities, and availability of overseas shippers. The Company typically fills its backlog within 12 months; however, orders constituting the current backlog are subject to customer cancellation, changes in delivery and machine performance. As a result, the Company's backlog may not necessarily be indicative of future revenue and will not necessarily lead to revenues in any future period. Any cancellation, delay or change in orders which constitute our current or future backlog may result in lower than expected revenues.

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

The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's revenues (as expressed in U.S. dollars), cost of sales, gross margins, operating expenses, and retained earnings. Where the Company deems it prudent, it engages in hedging those transactions aimed at limiting in part the impact of currency fluctuations. The Company has historically entered into forward exchange contracts to protect against currency exchange risks associated with the Company's anticipated and firm commitments of lira-denominated purchases for resale.

These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets, and availability of hedging instruments. All currency contracts that are entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against the lira in which the Company has anticipated purchase commitments, the Company's earnings could be adversely affected if future sale prices cannot be increased because of market pressures. The Company had no foreign exchange contracts outstanding as of December 29, 2001.

The Company is also subject to interest rate exposure on $12.1 million of debt outstanding at December 29, 2001 that was priced at interest rates that float with the market. The Company has interest rate swaps to hedge adverse interest rate changes on a portion of this debt; specifically for borrowing levels of $3.0 million and $5.0 million, interest is fixed at 7.77% and 7.79%, respectively, exclusive of a margin for the bank at 250 basis points. These swaps expire on June 2, 2002 and June 2, 2003, respectively. A one hundred basis point change in interest rates on the average variable portion on the Company's borrowings for the six months ended December 2001 would have impacted net interest expense by $19,000. Reference is made to Note 8 for additional information.

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

OTHER RISK FACTORS
------------------

Risks Related to Speizman's Bank Debt

As of February 4, 2002, Speizman had $11.4 million in borrowings under its line of credit facility with a commercial bank. The scheduled maturity date for this facility is July 31, 2002. The Company currently does not have the financial resources to repay this debt when it becomes due and will therefore need to refinance this debt prior to the maturity date. There is no assurance that the Company will be able to refinance this debt with its existing or another lender on a timely basis, on commercially reasonable terms, or at all. Additionally, the textile industry has continued to experience tightened lending practices from traditional financial institutions which may further hinder Speizman's ability to refinance this debt, especially in light of Speizman's recent financial losses.

Speizman was in default under the financial covenants in its line of credit facility for each of the first and second quarters of fiscal 2002. Speizman has received waivers with respect to these defaults that occurred at each respective quarter end. Speizman is currently engaged in negotiations with its lender to modify the financial covenants in its line of credit facility, measure compliance with these covenants on a monthly basis, and increase the borrowing base. Speizman does not believe that it can comply with the financial covenants in its facility for the third and fourth quarter of fiscal 2002 without modification. If Speizman defaults under its line of credit facility, the lender could accelerate the payment of amounts outstanding. If this were to happen, Speizman, if unable to refinance, would be unable to repay the loan. The occurrence of an event of default under Speizman's line of credit facility entitles the lender to exercise certain rights, including the right to declare all amounts outstanding immediately due and payable, and to exercise certain remedial action.

If Speizman is Unable to Obtain Additional Needed Capital, Its Business Will be Harmed

Speizman intends to use its available cash and existing financing arrangements to fund its losses, working capital requirements and minimal capital expenditures. Speizman may need to raise additional funds to become current with its vendors and other obligations, and to fund losses until it returns to cash flow positive. If equipment bookings and sales continue to decline resulting in decreased cash generated from operations, Speizman may need capital during fiscal 2002 in addition to that available under its line of credit facility. There can be no assurance that additional needed financing will be available on terms acceptable to Speizman, or at all. If additional needed funds are not available, Speizman's business could be detrimentally impacted. If Speizman is unable to obtain needed additional capital, it would be required to significantly reduce its operations, dispose of assets and/or sell additional securities on terms that could be dilutive to current stockholders.

Speizman's Ability to Return to Profitability

Speizman incurred a net loss of $1.4 million in the first quarter of fiscal 2002, and $1.0 million in the second quarter of fiscal 2002. In addition, Speizman incurred net losses of $5.9 million in fiscal 2001 principally as a result of losses associated with foreign currency derivatives. For the six months ended December 29, 2001, Speizman's use of cash in operating activities was $770,000. Although Speizman intends to further reduce its expenses, the Company will need to generate increases in its revenues to return to profitability. The Company expects its losses to continue at least through fiscal 2002 based upon its current outlook.

Speizman's Large Amount of Debt Could Negatively Impact its Business and its Stockholders

Principally as a result of losses funded over the past six months ended December 2001 and fiscal year 2001, the Company is burdened with a large amount of debt. Speizman's large amount of debt could negatively impact its stockholders in many ways, including:

     . reducing funds available to support its business operations and for other corporate purposes because portions of cash flow from operations must be dedicated to the payment of on its existing debt;

     . impairing its ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

     .    increasing vulnerability to increases in interest rates;

     .    hindering its ability to adjust rapidly to changing market conditions;
          and

     . making it more vulnerable to a further downturn in general economic conditions or in its business.

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

Foreign Currency Risk

Historically, Speizman Industries' purchases of foreign manufactured machinery and spare parts for resale are denominated in Italian lira. For purchases of machines that were denominated in Italian lira or Euro dollars, Speizman generally purchased lira hedging contracts to compensate for anticipated dollar fluctuations; however, during fiscal year 2001, the Company experienced adverse effects utilizing lira hedging contracts for orders that were postponed or delayed. Prior to fiscal year 2001 and for approximately 30 years, the Company did not experience any adverse effect from utilizing lira-hedging contracts. During fiscal year 2001, and in light of newer technology that was being delivered by Lonati represented by its newer version closed toe single cylinder sock knitting machine, and with previous experiences of delays associated with the development of its previous generation closed toe machine, the Company arranged with Lonati and its affiliates to purchase its products for resale in U.S. dollars. Speizman's arrangement to buy in U.S. dollars with Lonati contractually ends on April 30, 2002. The Company had no foreign exchange contracts outstanding as of December 29, 2001. In the future, for purchases of machines that are supplied by other manufacturers that are denominated in Italian lira or Euro dollars, Speizman Industries feels its current practices enable the Company to adjust sales prices, or to commit to lira hedging contracts that effectively compensate for anticipated dollar fluctuations.

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


Nasdaq Listing

The Company's common stock has been listed on the Nasdaq SmallCap Market since March 20, 2001 and was listed on the Nasdaq National Market System from October 1993 to March 19, 2001. The Company's continual listing of its common stock on the Nasdaq SmallCap Market is subject to certain criteria which includes a minimum bid of $1.00. The Company's stock has been trading below $1.00 for the past 24 trading days as of February 6, 2002. The Company's failure to maintain a minimum bid price of $1.00 for 30 consecutive trading days will cause the Company to be out of compliance with the Nasdaq SmallCap minimum bid requirement. Upon official notification by Nasdaq regarding the non-compliance with the minimum bid requirement, the Company will have 90 calendar days to regain compliance for the minimum bid requirement, which involves maintaining a closing bid price of at least $1.00 for a minimum period of 10 consecutive trading days. The Company may also request an appeal with Nasdaq if it fails to regain compliance within the 90-day period. However, no assurance can be made about the outcome of such appeal. If the Company loses its Nasdaq SmallCap Market status, its common stock might trade in the OTC - Bulletin Board, which is viewed by most investors as a less desirable marketplace. In such event, the market price of the common stock may be adversely impacted and a stockholder may find it difficult to dispose, or obtain accurate quotations as to the market value, of the Company's common stock.

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

          (a)   Exhibits:

                10(a). Certificate of Amendment of Certificate of Incorporation of Speizman Industries, Inc. dated January 7, 2002.

          (b)   Reports on Form 8-K:

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   SPEIZMAN INDUSTRIES, INC.
                                                         (Registrant)




Date:    February 12, 2002                        /s/ Robert S. Speizman
                                                  ------------------------------
                                                      Robert S. Speizman
                                                      President

Date:    February 12, 2002                        /s/ John C. Angelella
                                                  ------------------------------
                                                      John C. Angelella
                                                      CFO/Secretary-Treasurer