Form 10-Q
period 2002-03-30
SPEIZMAN INDUSTRIES INC
filed 2002-05-14
CIK 92827

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.    20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to  _____

Commission File No. 0-8544

SPEIZMAN INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-0901212

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Griffith Road Charlotte, North Carolina	28217

(Address of principal executive offices)	(Zip Code)

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

 YES  ☑                   NO  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at May 10, 2002
Par value $.10 per share	3,255,428

AND SUBSIDIARIES

SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30,	June 30,
	2002	2001

	(unaudited)
ASSETS
CURRENT:
Cash	$122,996	$-
Accounts receivable, less allowances of $895,334 and $747,092	11,127,894	19,440,188
Inventories	14,645,524	16,721,714
Income tax receivable	2,798,503	577,717
Prepaid expenses and other current assets	2,355,222	2,564,728

TOTAL CURRENT ASSETS	31,050,139	39,304,347

PROPERTY AND EQUIPMENT:
Building and leasehold improvements	7,336,153	7,336,153
Machinery and equipment	938,687	1,083,517
Furniture, fixtures and transportation equipment	1,608,992	1,657,855

Total	9,883,832	10,077,525
Less accumulated depreciation and amortization	(3,415,476)	(2,865,649)

NET PROPERTY AND EQUIPMENT	6,468,356	7,211,876

DEFERRED TAX ASSET, LONG TERM	2,321,829	3,297,707
OTHER LONG-TERM ASSETS	223,370	268,750
GOODWILL, NET OF ACCUMULATED AMORTIZATION	3,790,407	4,790,407

	$43,854,101	$54,873,087

See accompanying notes to condensed consolidated financial statements.

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30,	June 30,
	2002	2001

	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank overdraft	$-	$1,438,466
Accounts payable	7,935,243	14,005,690
Customers’ deposits	2,542,454	4,183,369
Accrued expenses	1,189,381	1,475,347
Current maturities of long-term debt	10,317,327	901,216

TOTAL CURRENT LIABILITIES	21,984,405	22,004,088

Long-term portion of revolving credit facility	-	10,978,000
Other long-term obligations	4,702,761	-
Obligation under capital lease	4,420,653	4,524,682

TOTAL LIABILITIES	31,107,819	37,506,770

STOCKHOLDERS’ EQUITY:
Common stock – par value $.10; authorized 12,000,000 shares at March 30, 2002 and 20,000,000 shares at June 30, 2001, issued 3,396,228, outstanding 3,255,428	339,623	339,623
Additional paid-in capital	13,047,150	13,047,150
Accumulated other comprehensive loss	(202,284)	(263,585)
Retained earnings	148,616	4,829,952

Total	13,333,105	17,953,140
Treasury stock, at cost, 140,800 shares	(586,823)	(586,823)

TOTAL STOCKHOLDERS’ EQUITY	12,746,282	17,366,317

	$43,854,101	$54,873,087

See accompanying notes to condensed consolidated financial statements.

SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Nine Months Ended

	03-30-02	03-31-01	03-30-02	03-31-01
	(13 Weeks)	(13 Weeks)	(39 Weeks)	(39 Weeks)

REVENUES	$12,932,115	$21,164,396	$40,216,372	$59,870,962

COST OF SALES	11,216,537	17,661,204	34,916,791	52,414,925

GROSS PROFIT	1,715,578	3,503,192	5,299,581	7,456,037

SELLING EXPENSES	1,391,584	1,935,117	4,316,017	5,758,337

GENERAL AND ADMINISTRATIVE EXPENSES	1,627,321	1,542,566	4,646,595	5,532,749

LOSS ON GOODWILL IMPAIRMENT	1,000,000	-	1,000,000	-

OPERATING (LOSS) INCOME	(2,303,327)	25,509	(4,663,031)	(3,835,049)

Net Interest Expense	398,502	626,076	1,536,305	1,784,200
Loss on settlement of uncommitted foreign currency derivative contracts	-		-	3,925,947

LOSS BEFORE BENEFIT FOR INCOME TAX	(2,701,829)	(600,057)	(6,199,336)	(9,545,196)

BENEFIT FOR INCOME TAX	(488,000)	(230,000)	(1,518,000)	(3,640,100)

NET LOSS	$(2,213,829)	$(370,567)	$(4,681,336)	$(5,905,096)

Basic loss per share	$ (0.68)	$ (0.11)	$ (1.44)	$ (1.82)
Diluted loss per share	(0.68)	(0.11)	(1.44)	(1.82)

Weighted average shares Outstanding:
Basic	3,255,428	3,252,428	3,255,428	3,252,428
Diluted	3,255,428	3,252,428	3,255,428	3,252,428

See accompanying notes to condensed consolidated financial statements.

  SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Nine Months Ended

	03-30-02	03-31-01
	(39 Weeks)	(39 Weeks)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,681,336)	$(5,905,096)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	645,625	685,998
Amortization	184,248	399,730
Provision for inventory obsolescence	238,000	788,917
Provision for losses on accounts receivable	240,000	413,207
Deferred income taxes	(1,448,642)	(3,633,516)
Loss on impairment of goodwill	1,000,000	-
Gain (loss) on disposal of assets	(13,080)	(2,710)
Decrease (increase) in:
Accounts receivable	8,072,294	11,697,909
Inventories	1,838,190	(2,137,088)
Prepaid expenses and other current assets	204,472	2,320,915
Other assets	45,380	528,824
(Decrease) increase in:
Accounts payable and accrued liability on foreign currency derivatives and bank overdraft	(2,589,133)	(8,098,763)
Accrued expenses, deferred revenue and customers’ deposits	(1,841,060)	1,292,059

Net cash provided by (used in) operating activities	1,894,958	(1,649,614)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,643)	(275,716)
Proceeds on sale of assets	123,618	174,890

Net cash provided by (used in) investing activities	110,975	(100,826)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings on line of credit agreement	(1,478,000)	1,440,000
Principal payments on long-term debt	(404,937)	(403,314)

Net cash (used in) provided by financing activities	(1,882,937)	1,036,686

NET INCREASE (DECREASE) IN CASH	122,996	(713,754)
CASH AND CASH EQUIVALENTS at beginning of period	-	713,754
CASH AND CASH EQUIVALENTS at end of period	$122,996	$-

Supplemental Disclosures:
Cash paid during period for:
Interest	$1,542,606	$1,690,652
Income taxes	64,670	40,200

See accompanying notes to condensed consolidated financial statements.

SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Comprehensive Loss

BALANCE, JULY 1, 2000	3,393,228	$339,323	$13,045,200	$10,692,607	$-	$(586,823)	$
Net loss	-	-	-	(5,862,655)	-	-		(5,862,655)
Accumulated Comprehensive loss - Interest rate swap, net of tax	-	-	-	-	(263,585)	-		(263,585)

Comprehensive Loss	-	-	-	-	-	-		$(6,126,240)

Exercise of stock options	3,000	300	1,950	-	-	-

BALANCE, JUNE 30, 2001	3,396,228	339,623	13,047,150	4,829,952	(263,585)	(586,823)
Net loss	-	-	-	(4,681,336)	-	-		$(4,681,336)
Accumulated Comprehensive Income - Interest rate swap, net of tax	-	-	-	-	61,301	-		61,301

Comprehensive Loss	-	-	-	-	-	-		$(4,620,035)

BALANCE, MARCH 30, 2002 (unaudited)	3,396,228	$339,623	$13,047,150	$148,616	$(202,284)	$(586,823)

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2.         Deferred Revenue

The Company, in some instances with its laundry equipment and services business, is engaged in installation projects for customers on a contract basis.  Generally, retainage on such contracts is withheld and recorded as deferred revenue until the project is complete.  In addition, some contracts call for progress billings.  In such cases, the Company uses the percentage of completion method to recognize revenue whereby sales are recorded based upon the ratio of costs incurred to total estimated costs at completion.  Deferred revenue was immaterial at March 30, 2002 and June 30, 2001.

Note 3.         Inventories

Inventories consisted of the following:

	March 30,	June 30,
	2002	2001

	(unaudited)
Machines	$9,611,408	$10,910,198
Parts and supplies	5,034,116	5,811,516

Total	$14,645,524	$16,721,714

Note 4.         Taxes on Income

Taxes on income are allocated to interim periods on the basis of an estimated annual effective tax rate.  Other comprehensive income (losses), if any, are net of an estimated deferred tax expense (benefit).  Deferred income taxes at June 30, 2001 consisted primarily of net operating loss carryforwards.   During March 2002, the Job Creation and Workers Association Act of 2002 (“Stimulus Bill”) was passed by Congress and signed into law by President Bush.  The Stimulus Bill extends the net operating loss carryback period from two to five years.  Accordingly, at March 30, 2002, the Company recognized a current income tax receivable of approximately $2.8 million for income taxes paid in fiscal years 1997 and 1998.

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

The Company elected early adoption of SFAS 142 for the fiscal year beginning July 1, 2001.  In March 2002, the Company recognized an impairment loss of $1,000,000 for goodwill related to its Finishing Division as a result of lower forecasted revenue principally from the anticipated elimination of license fee revenue associated with the restructuring of certain trade debt (see Note 9).  The Finishing Division is a reporting unit of the Company’s Textile Equipment Segment for purposes of assessing potential future impairment of goodwill associated with the Company’s acquisition of Todd Motion Controls, Inc. (“TMC”).

Pursuant to SFAS 142, no amortization expense relating to the Company’s goodwill was recognized for the nine months ended March 30, 2002.  For the nine months ended March 31, 2001, amortization of goodwill was $330,000.

Note 7.         Risk Management and Derivative Financial Instruments

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  SFAS 133, as amended, requires the Company to recognize all derivative instruments on the balance sheet at fair value.  If the derivative is a hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income (equity) until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value is recognized in earnings.

The Company has historically entered into forward exchange contracts to reduce the foreign currency exchange risks associated with its committed and anticipated lira and Euro denominated purchases, and not for speculation.  As of March 30, 2002, the Company had no foreign exchange contracts.

The Company had two interest rate swap derivatives designated as cash flow hedges at March 30, 2002.  The change in the fair market value during the current year was a gain of $61,301 net of tax expense, and was recognized in Other Comprehensive Loss (equity) at March 30, 2002.  For interest rate swap agreements, increases or reductions in interest expense are recognized in the periods in which they accrue.

Note 8.         Line of Credit

The Company has a revolving credit facility and a line of credit for issuance of Documentary Letters of Credit with SouthTrust Bank, N.A.  Effective February 19, 2002, the Company entered into a Third Amendment and Forbearance Agreement (“Third Amendment”) relating to its original Credit Facility Agreement with SouthTrust.  The Third Amendment provides a revolving credit facility up to $15.0 million and an additional line of credit for issuance of Documentary Letters of Credit up to $4.0 million.  The availability under the combined facility is limited to a borrowing base as defined in the Third Amendment and the original Credit Facility Agreement.  The credit facility agreement matures on July 31, 2002.

Advances under the revolving credit facility and line of credit as amended are broken down into two components for the calculation of interest expense: the London Interbank Offered Rate (LIBOR) component that accrues interest at the LIBOR rate plus 1½% to 2½%, and a base rate component that accrues interest at prime plus 1%.  The rates are scaled based upon the Company’s funded debt as defined in the original Credit Facility Agreement.  Prior to the Second Amendment and pursuant to the terms of the First Amendment dated November 13, 2000, the LIBOR component accrued interest at the LIBOR rate plus 3%, and the base rate component accrued interest at prime plus 1¼ %.  The Company also has in effect interest rate swap derivatives that fix the interest rate for advances under the LIBOR component at 7.77% and 7.79% plus the applicable margin for borrowing levels of $3.0 million and $5.0 million, respectively, which expire on June 2, 2002 and June 2, 2003, respectively.  As of March 30, 2002, amounts outstanding of $9.5 million were advanced under the LIBOR component at a rate of 1.97% plus 2.4%.  The facility is secured by all the assets of the Company.

The Credit Facility as amended by the Third Amendment contains specific covenants that require, among other things, the Company to maintain specified EBITDA targets for each month through July 31, 2002.  The Company was in compliance at March 30, 2002 with its bank covenants.

Note 9.         Other Long-Term Obligations

Other long-term obligations primarily include trade debt with payment dates beyond one year.  Effective February 2002, the Company restructured its payment terms with Lonati S.p.A., its largest supplier, on current trade obligations amounting to $5.2 million, less $1.0 million owed to the Company.  The net balance of $4.2 million is payable over a 24-month period commencing March 1, 2004.  The restructured terms also include an interest charge at 6% per annum, payable quarterly commencing September 2002.  The agreement also provides the Company through February 2006 with exclusive distribution rights for Lonati’s product line and the ability to purchase in U.S. dollars.  In consideration, the Company entered into a non-binding agreement and is in the process of amending its License Agreement with Todd Motion Controls, Inc. (“TMC”) and SRA, an affiliate of Lonati, whereby license fees previously due under this agreement would be eliminated, commencing January 1, 2002.  Previously, the agreement provided for quarterly license fees of $125,000 payable to the Company through December 2004.

The Company also restructured other current trade obligations in the amount of $1.2 million to a two- year period, payable monthly commencing January 31, 2002.  The amount of this obligation bears no interest.

Note 10.       Segment Information

The Company operates primarily in two segments of business, textile equipment (“textile”) and laundry equipment and services (“laundry”).  Prior to the acquisition of Wink Davis on August 1, 1997, the Company operated only in the Textile Segment.  Corporate operations include general corporate expenses, amortization of debt issuance costs, interest expense related to the Company’s credit facility and elimination of intersegment balances.  The table below summarizes financial data by segment.

Segment Information	Nine Months	Total Textile	Total Laundry
	Ended March	Segment	Segment	Corporate	Total

Net Revenues	2002	$22,486,978	$17,729,394	$-	$40,216,372
	2001	31,831,747	28,039,215	-	59,870,962

(Loss) Earnings before Interest &Taxes	2002	(3,174,886)	(542,559)	(945,586)	(4,663,031)
	2001	(8,307,892)	1,428,661	(881,765)	(7,760,996)

Capital Expenditures	2002	11,243	1,400	-	12,643
	2001	261,753	13,963	-	275,716

Depreciation and Amortization	2002	582,391	63,234	184,248	829,873
	2001	728,151	287,848	69,729	1,085,728

Interest Expense	2002	679,105	6,306	850,894	1,536,305
	2001	757,975	8,231	1,017,994	1,784,200

Segment Information	Three Months	Total Textile	Total Laundry
	Ended March	Segment	Segment	Corporate	Total

Net Revenues	2002	$5,743,001	$7,189,114	$-	$12,932,115
	2001	8,786,959	12,377,437	-	21,164,396

(Loss) Earnings before Interest &Taxes	2002	(2,235,526)	177,859	(245,660)	(2,303,327)
	2001	(930,087)	1,265,478	(309,882)	25,509

Capital Expenditures	2002	-	-	-	-
	2001	22,466	3,000	-	25,466

Depreciation and Amortization	2002	193,764	21,078	61,416	276,258
	2001	238,656	95,677	29,031	363,364

Interest Expense	2002	45,995	2,287	350,220	398,502
	2001	111,064	2,944	512,068	626,076

Total Assets
March 30, 2002 (unaudited)		$32,964,954	$15,209,165	$(4,320,018)	$43,854,101
June 30, 2001		43,338,426	14,570,252	$(3,035,591)	$54,873,087

In 2001, the loss before interest and taxes for the textile segment includes a one-time loss on settlement of uncommitted foreign currency derivatives $3,925,947 recognized during the second quarter ended December 2000.

In 2002, the loss before interest and taxes for the textile segment includes a loss on impairment of goodwill of $1,000,000.

Page11

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

 Speizman Industries, Inc. is a major distributor of specialized industrial machinery, parts and equipment.  The Company operates primarily in two segments, textile equipment (“Textile Segment”) and laundry equipment and services (“Laundry Segment”).  In the Textile Segment, the Company distributes sock-knitting machines, other knitting equipment, automated boarding, finishing and packaging equipment used in the sock industry, and related parts.  In the Laundry Segment, the Company sells commercial and industrial laundry equipment, including the distribution of machines and parts as well as providing installation and after sales service.

RESULTS OF OPERATIONS

Total revenues decreased 39% to $12.9 million for the third quarter ended March 30, 2002, compared to $21.2 million for the same period last year.  Revenues for the Textile Segment for the third quarter ended March 2002 decreased 35% to $5.7 million, compared to $8.8 million for the same period last year.  Revenues for the Laundry Segment decreased 42% to $7.2 million, compared to $12.4 million in the same period of the prior fiscal year.  For the nine months ended March 2002, total revenues decreased 33% to $40.2 million, compared with $59.9 million for the same period in the prior year.  For the nine months ended March 2002, the Company’s revenues for its Textile and Laundry Segments decreased 37% to $17.7 million, and 29% to $22.5 million, respectively, compared to the same period in the prior year.  The decrease in sales for both segments is primarily from reduced market demand due to the slowness in the textile and hospitality industries, as well as the downturn in the U.S. economy that commenced during last fiscal year.

Gross profit for the third quarter ended March 30, 2002 was $1.7 million, a reduction of approximately $1.8 million from the gross profit in the third quarter ended March 31, 2001 of $3.5 million.  Consolidated gross profit as a percentage of revenues decreased to 13.2% in the third quarter of fiscal 2002.  This compared to a gross profit percentage of 16.5% for the same period in the prior fiscal period.  The reduction in gross profit was primarily due to reduced volume for both the Textile and Laundry Segments amounting to $1.5 million, reduced license fee revenue for the Textile Segment of $125,000, and reduced margins amounting to $130,000 related to laundry equipment sales.

Gross profit for the nine months ended March 2002 was $5.3 million, a $2.2 million reduction in the amount reported in the prior year’s nine-month period.  Gross profit, as a percentage of revenues, improved to 13.1% for the current nine-month period, compared to 12.4% reported for the prior nine-month period.  The decrease in gross profit dollars was attributable primarily from reduced volume in both segments resulting in a reduction in gross profit contribution of $2.9 million, a reduction in textile sales commission revenue of $500,000, reduced contribution in service and miscellaneous revenues of $400,000, and reduced contribution due to lower margin primarily related to laundry equipment sales of $700,000, offset by lower cost of sales in the current period of $2.3 million relating to the textile group.  The lower costs of sales in the current year of $2.3 million as compared to the prior year’s nine-month period primarily resulted from the utilization of foreign currency contracts during fiscal 2000 that were devalued because they were originally designated for purchase orders that were subsequently cancelled or delayed.

Selling expenses for the third quarter ended March 2002 reduced to $1.4 million from $1.9 million in the prior fiscal period.  The reduction was primarily due to lower costs in salaries, travel, and variable selling costs including commissions.  As a percentage of revenues, selling expenses increased to 10.7% in the current fiscal period from 9.1% for the prior year’s third quarter. The increase as a percentage of sales is due to an increase in certain selling costs in the Textile Segment that are primarily fixed in nature, such as general insurance and warehouse-related costs, coupled with a reduction in sales volume during the current period when compared to same period last year.

Selling expenses year to date decreased $1.4 million compared with the same period last year.  The decrease was primarily due to reduced sales salaries in the Textile Segment and lower variable expenses such as commissions, travel, and exhibitions.  As a percentage of revenue, selling expenses were 10.7% compared to 9.6% for the same period last year.  The increase as a percentage of sales is due to certain fixed selling expenses, such as warehouse-related costs and salaried personnel in the Textile Segment, coupled with a decrease in textile sales compared with the same period last year.

General and administrative expenses were $1.6 million in the third quarter.  The amount for the same period last year was $1.5 million.  The slight increase in the current third fiscal quarter when compared to the same period in the last fiscal year was primarily the result of an increase in provision for bad debts of $130,000.  Increases in other costs including health insurance, were offset by reduced amortization expense and reductions in personnel.  Net amortization expenses were lower primarily due to the Company ceasing to amortize goodwill in accordance with recent accounting pronouncements, offset by an increase in the amortization of debt issuance cost associated with the Company’s bank facility that matures on July 31, 2002.

General and administrative expenses for the nine months ended March 2002 decreased $900,000 when compared with the same period last year to $4.6 million.   The decrease in general and administrative expenses is primarily due to reductions in personnel and a decrease in amortization and bad debt expense.

Loss on goodwill impairment of $1.0 million during the third quarter of the current fiscal year reflected an adjustment to the goodwill associated with the 1998 acquisition of Todd Motion Controls, Inc. (TMC).  The impairment in the carrying value of TMC’s goodwill was primarily due to the anticipated elimination of license fee revenues, effective January 1, 2002, in connection with an agreement to restructure certain trade debt with the licensee that Speizman is currently negotiating.  Refer to further discussion in Liquidity and Capital Resources.

Net interest expense for the current year’s third quarter decreased approximately $225,000 compared to the same period last year.  A decrease of $120,000 was due to reduced interest payments resulting from lower average borrowings on the company’s bank facility in the current quarter as compared to the same period in the prior year.  Additionally, the company amended its current lease for its principal place of operation with its lessor, Speizman LLC, to reflect an annual rent reduction of $280,000.  This lease is accounted for as a capital lease and, accordingly, during the current quarter, a $70,000 reduction was reflected in interest expense when compared to the same period in the prior year.  The balance of the interest expense reduction recognized during the current quarter when compared to the prior year was primarily due to lower interest rates incurred on the Company’s line of credit facility.

 Net interest expense during the nine months ended March 30, 2002 improved to $1.5 million when compared to interest expense of approximately $1.8 million for the same period in the prior fiscal period.  The reduction was primarily due to reduced interest payments resulting from lower average borrowings on the company’s bank facility during the nine-month current period as compared to the same period in the prior year, and the reduction in the capital lease payment that commenced January 1, 2002.

Benefit for income tax in the current quarter was $488,000 or 18% of the current period pre-tax loss.  This compared to $230,000 benefit for income tax in the prior year’s third quarter or 38% of the prior year’s third quarter pre-tax loss.  The reduction in the current period’s effective tax rate was primarily due to no tax deduction recognized on the loss associated with goodwill impairment of $1.0 million that occurred during the current quarter. The provision for the nine-month period includes a valuation reserve of $220,000 provided on the Company’s gross deferred tax asset of $3.4 million as of March 2002.  The Company deemed it prudent to record a deferred tax valuation allowance during the second quarter in the current fiscal year in light of general economic conditions remaining soft, and more specifically, the textile industry deteriorating further than initially anticipated at that time.

Net loss for the third quarter was $2.2 million or $0.68 per share both basic and diluted.  This compared with a loss for the same period last year of $370,000 or $.11, basic and diluted.  The loss for the current quarter includes a $1,000,000 loss on goodwill impairment.  Net loss for the nine months ended March 2002 was $4.7 million or $1.44 per share, basic and diluted, and compared to a loss in the prior nine-month period of $5.9 million or $1.82 per share, basic and diluted.  The loss in the prior year’s nine-month period included a one-time loss on settlement of uncommitted foreign currency derivative contracts of $3.9 million before tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a revolving credit facility with SouthTrust Bank, N.A.  The agreement with SouthTrust as recently amended, expires on July 31, 2002 and provides a line of credit up to $15.0 million and an additional line of credit for issuance of Documentary Letters of Credit up to $4.0 million.  The availability under the combined lines of credit is limited by the percentage of eligible accounts receivable and inventory determined from time to time by SouthTrust.  As of April 26, 2002, the Company had borrowings of $9.5 million and had an unused availability of  $1.0 million under its credit facility based upon its borrowing base at that time.

As a way to improve the Company’s liquidity, in May 2002 the Company entered into an agreement with Lonati S.p.A that amends their agreement under which the Company distributes Lonati machines in the United States and Canada and provides for Lonati's forbearance and payment restructuring with respect to trade debt owed Lonati by the Company.  This amendment is effective February 2002.  The amendment  includes a two-year suspension on trade debt of $5.2 million owed to Lonati S.p.A., less $1.0 million owed by Lonati to the Company.   The net principal balance of $4.2 million is payable over a 24-month period commencing March 1, 2004.  This amount bears interest at 6% per annum, which is payable quarterly, commencing September 2002.  Commencing March 2002, future trade payments to Lonati for equipment and parts are payable with a 10% deposit, with a Documentary Letter of Credit due for the balance payable 90 days after shipment.  Previously, the Company’s payment terms for equipment were 10% deposit, 50% with Documentary Letter of Credit due 90 days after shipment, and 40% payable 120 days after shipment date, up to an open line of approximately $4.0 million.  The Company, through February 2006,  also received an extension of its distribution rights and is able to purchase with Lonati S.p.A. in U.S. dollars.  Lonati may terminate the distribution agreement, as amended, and accelerate payment of all amounts owed upon certain events of default.  See “– Other Risk Factors–Related to Lonati Agreement” for a discussion of these events of default.  Lonati S.p.A. and its affiliates have a secured interest, subordinated to SouthTrust Bank, N.A. in all assets of the Company.

Related to the amendment of the Lonati agreement, the Company is also negotiating an amendment of its license agreement with Todd Motion Controls, Inc. (TMC) and SRA, S.r.l., an affiliate of Lonati, whereby license fees previously due to the Company, will be eliminated effective January 1, 2002.   Previously, the agreement provided for quarterly license fees of $125,000 payable to the Company through December 2004.

During March 2002, the Job Creation and Workers Association Act of 2002 (commonly referred to as the “Stimulus Bill”) was passed by U.S. Congress and signed into law by the President.  The Stimulus Bill extends the net operating loss carryback period from two to five years, effective for losses generated during fiscal years 2001.  Accordingly, at March 30, 2002, the Company recognized a current income tax receivable of approximately $2.8 million for income taxes paid in fiscal years 1997 and 1998.  The Company anticipates $2.2 million will be received by June 2002, with the balance due after the filing of its

Page14

current fiscal year 2002 tax return.  The Company anticipates using the tax proceeds to further reduce its debt with SouthTrust.

Amounts outstanding under the line of credit with SouthTrust for direct borrowings bear interest based upon two components:  London Interbank Offered Rate (LIBOR) rate plus 1.5% to 2.5% for a short term fixed period and prime plus 0% to 1% for the non-fixed period.  The rates vary based upon the Company’s funded debt as defined in the loan agreement.  The Company has two interest rate swaps that fix the LIBOR interest rate (exclusive of margin of 250 basis points) at 7.77% and 7.79% for borrowings of $3.0 million and $5.0 million, respectively, which expire on June 2, 2002 and June 3, 2003, respectively.

Working capital at March 30, 2002 was $9.1 million as compared to $17.3 million at June 30, 2001.  The working capital ratio was 1.41 at March 30, 2001 and 1.79 at June 30, 2001.  The decrease in working capital was primarily due to the classification of the Company’s debt with SouthTrust Bank of $9.5 million as current since the debt facility matures on July 31, 2002.  Excluding the classification of the SouthTrust debt as current, the Company’s working capital ratio would improve to 2.49.

Net cash provided from operating activities for the nine months ended March 30, 2001 was $1.9 million.  Net cash provided by operating activities was primarily due to a reduction in accounts receivable of $8.1 million, a reduction in inventories of $1.8 million, a non-cash loss for impairment of goodwill of $1.0 million, and non-cash expenses of $1.3 million.  These were partially offset by a net loss of $4.7 million, a reduction in accounts payable and overdraft of $2.6 million, a reduction in customer deposits of $1.8 million, and a non-cash tax benefit of $1.5 million.

Accounts receivable decreased at March 30, 2002 compared to June 30, 2001 primarily from reduced billing resulting from reduced demand for equipment in the marketplace and from the offset of $1.0 million owed by the Company’s largest supplier against the amounts owed by the Company that were restructured into a long-term obligation.

Inventories decreased at March 30, 2002 compared to June 30, 2001 primarily from reduced purchases of stock inventory and reductions in existing stock through sales.

The increase in current income tax receivable at March 30, 2002 compared with June 30, 2001 resulted from the Stimulus Bill passed in March 2002 which extended the net operating loss carryback provisions from two to five years.  The long term deferred tax asset decreased by $2.8 million as a result of the legislation, which was offset by a non-cash benefit recognized during the nine months ended March 30, 2002 of $1.7 million, net of a valuation allowance of $220,000.  The Company believes the net deferred tax benefit as of March 30, 2002 will be recoverable through its normal course of business in the future.

Accounts payable decreased at March 30, 2002 compared to June 30, 2001 primarily from reduced purchasing actively resulting from reduced demand for equipment and from the restructuring of $5.2 million of trade obligations with the Company’s largest supplier, Lonati, S.p.A., into a long term trade note payable.

Customer deposits decreased at March 30, 2002 compared to June 30, 2001 primarily from lower orders of equipment and from the restructuring of a $1.2 million refundable deposit currently owed to a customer into a two-year note.

Net cash provided by investing activities was approximately $111,000 for the nine months ended March 2002 principally from the sale of certain equipment.  Net cash used by financing activities was $1.9 million for the nine months ended March 30, 2002, which included payments of $1.5 million on the Company’s bank credit facility and principal payments on long-term debt of $405,000.

The Company has satisfied its cash requirements in the past principally from cash generated from operations and borrowings under its line of credit facility with commercial banks.  The Company’s current line of credit facility with SouthTrust Bank, N.A. is scheduled to mature on July 31, 2002.  The Company does not have the financial resources to repay this debt and will therefore need to refinance this debt prior to the maturity date.  There is no assurance that the Company will be able to refinance this obligation with another lender on a timely basis, on commercially reasonable terms, or at all.  Additionally, the textile industry has continued to experience tightened lending practices from traditional financial institutions which may further hinder the Company’s ability to refinance this debt, especially in light of the Company’s recent financial losses.  In the event the Company is unable to obtain refinancing or additional needed capital, the Company would be required to significantly reduce its operations, dispose of assets and/or sell additional securities on terms that could be dilutive to current stockholders.

 OUTLOOK

Fiscal 2002 Equipment Bookings – The Company during the first six months in its current fiscal period experienced a decline in its equipment bookings.  The Company has seen a modest improvement, primarily in its Textile Segment since February 2002.  In furtherance with the Company’s cost saving initiatives that began in fiscal year 2001, the Company reduced its expenses to help mitigate the adverse effects from the overall decline in equipment bookings during its fiscal period ending March 2002.

Hosiery Equipment – Shipments of the new generation closed toe sock knitting machine produced by Lonati, S.p.A. of Brescia, Italy, the world’s largest manufacturer of hosiery knitting machines, began in mid-March 2001.  The new generation closed toe machines have been commercially accepted and the Company anticipates they could gradually replace most of the conventional athletic sock machines in the United States and Canada over the next four to six years.

Knitted Fabric Equipment –  The market demand for seamless actionwear machines decreased significantly since its peak two years ago.  The Company does not feel that this is the end of the demand for seamless type garments.  However, it now appears that only the large, well-capitalized underwear and lingerie firms who have significant resources with brand names and direct relationships with major retail outlets will have the ability to purchase significant quantities of additional seamless garment machines.

Wink Davis – The Company, through Wink Davis, maintains a strong presence in the United States industrial laundry segment through its sale of new equipment, parts and services.  Over the past nine months, the demand for on premise laundry equipment has declined significantly.  The Company does not feel this is the end of demand and expects this market segment to improve somewhat towards the end of fiscal year 2002.  Proposals for larger installation projects continue to remain active; however, if successful, margins will be slightly lower due to lower selling prices as a result of increased competition in a relatively tight market.

Other Areas of Development – The Company continually explores opportunities for additional growth including new relationships with manufacturers that have competitive product offerings in its existing market channels.

EMPLOYEES

As of March 30, 2002, the Company had 123 full-time domestic employees.  The Company’s employees are not represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute.  The Company considers its relations with its employees to be good.

BACKLOG

As of April 26, 2002, the Company’s backlog of unfilled equipment orders was approximately $16.4 million, which includes an order for $4.0 million that is contingent upon the customer obtaining financing to satisfy payment.  The period of time required to fill orders varies depending on the model ordered, manufacturers’ production capabilities, and availability of overseas shippers.  The Company typically fills its backlog within 12 months; however, orders constituting the current backlog are subject to customer cancellation, changes in delivery and machine performance.   As a result, the Company’s backlog may not necessarily be indicative of future revenue and will not necessarily lead to revenues in any future period.  Any cancellation, delay or change in orders which constitute our current or future backlog may result in lower than expected revenues.

SEASONALITY AND OTHER FACTORS

There are certain seasonal factors that may affect the Company’s business.  Traditionally, manufacturing businesses in Italy close for the month of August, and the Company’s hosiery customers close for one week in July.  Consequently, no shipments or deliveries, as the case may be, of machines distributed by the Company that are manufactured in Italy are made during these periods which fall in the Company’s first quarter.  In addition, manufacturing businesses in Italy generally close for two weeks in December, during the Company’s second quarter.  Fluctuations of customer orders or other factors may result in quarterly variations in net revenues from year to year.

EFFECTS OF INFLATION AND CHANGING PRICES

Management believes that inflation has not had a material effect on the Company’s operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risks, which include changes in U.S. and international interest rates as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other.  The Company attempts to reduce these risks by utilizing financial instruments, pursuant to Company policies.

The value of the U.S. dollar affects the Company’s financial results.  Changes in exchange rates may positively or negatively affect the Company’s revenues (as expressed in U.S. dollars), cost of sales, gross margins, operating expenses, and retained earnings.  Where the Company deems it prudent, it engages in hedging those transactions aimed at limiting in part the impact of currency fluctuations.  The Company has historically entered into forward exchange contracts to protect against currency exchange risks associated with the Company’s anticipated and firm commitments of lira-denominated purchases for resale.

These hedging activities provide only limited protection against currency exchange risks.  Factors that could impact the effectiveness of the Company’s programs include volatility of the currency markets, and availability of hedging instruments.  All currency contracts that are entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation.  Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against the Euro in which the Company has anticipated purchase commitments, the Company’s earnings could be adversely affected if future sale prices cannot be increased because of market pressures.  The Company had no foreign exchange contracts outstanding as of March 30, 2002.

The Company is also subject to interest rate exposure on $9.5 million of debt outstanding at March 30, 2002 that was priced at interest rates that float with the market.  The Company has interest rate swaps to hedge adverse interest rate changes on a portion of this debt; specifically for borrowing levels of $3.0 million and $5.0 million, interest is fixed at 7.77% and 7.79%, respectively, exclusive of a margin for the bank at 250 basis points.  These swaps expire on June 2, 2002 and June 2, 2003, respectively.  A one hundred basis point change in interest rates on the average variable portion on the Company’s borrowings for the nine months ended March 30, 2002 would have impacted net interest expense by $27,000.  Reference is made to Note 8 for additional information.

NOTE REGARDING PRIVATE SECURITIES LITIGATION REFORM ACT

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates, and projections about Speizman's industry, management beliefs, and certain assumptions made by Speizman's management.  Words such as "anticipates," "expects," "intends," "plans," "believes,” "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Such risks and uncertainties include those set forth herein under the caption "Other Risk Factors.”  Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth in other reports and documents that the Company files from time to time with the Securities and Exchange Commission.

OTHER RISK FACTORS

Risks Related to Speizman’s Bank Debt

As of April 26, 2002, Speizman had $9.5 million in borrowings under its line of credit facility with a commercial bank.  The scheduled maturity date for this facility is July 31, 2002.  The Company currently does not have the financial resources to repay this debt when it becomes due and will therefore need to refinance this debt prior to the maturity date.  There is no assurance that the Company will be able to refinance this debt with another lender on a timely basis, on commercially reasonable terms, or at all.  Additionally, the textile industry has continued to experience tightened lending practices from traditional financial institutions which may further hinder Speizman’s ability to refinance this debt, especially in light of Speizman’s recent financial losses.  If Speizman is unable to refinance this debt or obtain needed additional capital, it would be required to significantly reduce its operations, dispose of assets and/or sell additional securities on terms that could be dilutive to current stockholders.

Risks Related to Lonati Agreement

In May 2002, the Company and Lonati S.p.A. entered into an agreement effective February 2002, providing for the amendment of their agreement under which Speizman distributes Lonati sock-knitting machines in the United States and Lonati's forbearance and payment restructuring with respect to $4.2 million of trade debt owed by Speizman to Lonati.  This amendment and forbearance agreement provides that the following events, among others, will constitute an event of default under Speizman's distribution agreement with Lonati, as amended.

  failure to pay any amounts owed Lonati when due, which failure continues for 10 days after written notice;

  an event of default occurring under Speizman's existing credit facility with SouthTrust; or

  failure to refinance its existing credit facility at maturity for a new term extending beyond July 31, 2003.

Upon the occurrence of an event of default, Lonati can terminate its distribution agreement with Speizman and can declare all amounts then due Lonati payable in full.

Speizman’s Ability to Return to Profitability

Due principally to decline in sales, Speizman incurred a net loss of $1.4 million in the first quarter of fiscal 2002, $1.0 million in the second quarter of fiscal 2002, and $2.2 million in the third quarter of fiscal 2002.  In addition, Speizman incurred net losses of $5.9 million in fiscal 2001 principally as a result of losses associated with foreign currency derivatives.  For the nine months ended March 30, 2002, Speizman’s generated cash from operating activities of $1.9 million.  Although Speizman intends to further reduce its expenses, the Company will need to generate increases in its revenues to return to profitability and in order to generate cash from future operating activities.

Speizman’s Large Amount of Debt Could Negatively Impact its Business and its Stockholders

Principally as a result of losses funded over the past nine months ended March 30, 2002 and fiscal year 2001, the Company is burdened with a large amount of debt.  Speizman’s large amount of debt could negatively impact its stockholders in many ways, including:

  reducing funds available to support its business operations and for other corporate purposes because portions of cash flow from operations must be dedicated to the payment of its existing debt;

  impairing its ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

  increasing vulnerability to increases in interest rates;

  hindering its ability to adjust rapidly to changing market conditions; and

  making it more vulnerable to a further downturn in general economic conditions or in its business.

Relationship with Foreign Suppliers

The majority of Speizman Industries’ suppliers for parts and equipment are based in foreign countries primarily concentrated in Italy.  There can be no assurance that Speizman will not encounter significant difficulties in any attempt to enforce any provisions of the agreements with foreign manufacturers, or any agreement that may arise in connection with the placement and confirmation of orders for the machines manufactured by foreign manufacturers or obtain an adequate remedy for a breach of any such provision, due principally that they are foreign companies.

Dependence on Lonati

The Company's operations are substantially dependent on the net revenues generated from the sale of sock knitting and other machines manufactured by both Lonati S.p.A. and Santoni, S.p.A., Brescia, Italy, one of Lonati's subsidiaries, and the Company expects this dependence to continue. Sales of sock knitting and other machines manufactured by Lonati and Santoni generated an aggregate of approximately 30.4% and 53.5% of the Company's net revenues in fiscal 2001 and fiscal 2000, respectively.  The Company amended its agreement with Lonati for the sale of its machines effective February 2002 to be the exclusive agent through February 2006.  The Company has acted as the United States sales agent and distributor for certain machines manufactured by Lonati continuously since 1982.  The cost to the Company of Lonati machines, as well as the delivery schedule of these machines, are at the discretion of Lonati.  Management believes that the Company’s relationship with Lonati will continue to be strong as long as the Company generates substantial sales of Lonati machines; however, there can be no assurance that the Company will be able to do so or that the Company's relationship with Lonati will continue or will continue on its present terms.  Any decision by Lonati to sell machines through another distributor or directly to purchasers would have a material adverse effect on the Company.

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

Foreign Currency Risk

Historically, Speizman Industries’ purchases of foreign manufactured machinery and spare parts for resale were denominated in Italian lira or Euro dollars.  For purchases of machines that were denominated in Italian lira or Euro dollars, Speizman generally purchased foreign currency hedging contracts to compensate for anticipated dollar fluctuations; however, during fiscal year 2001, the Company experienced adverse effects utilizing lira hedging contracts for orders that were postponed or delayed.  Prior to fiscal year 2001 and for approximately 30 years, the Company did not experience any adverse effect from utilizing lira-hedging contracts.  During fiscal year 2001, and in light of newer technology that was being delivered by Lonati represented by its newer version closed toe single cylinder sock knitting machine, and with previous experiences of delays associated with the development of its previous generation closed toe machine, the Company arranged with Lonati and its affiliates to purchase its products for resale in U.S. dollars.  Speizman’s arrangement to buy in U.S. dollars with Lonati contractually ends in February 2006.  The Company had no foreign exchange contracts outstanding as of March 30, 2002.  In the future, for purchases of machines that are supplied by other manufacturers that are denominated in Euro dollars, Speizman Industries feels its current practices enable the Company to adjust sales prices, or to commit to Euro dollar hedging contracts that effectively compensate for anticipated dollar fluctuations.

Additionally, international currency fluctuations that result in substantial price level changes could impede or promote import/export sales and substantially impact profits.  Speizman is not able to assess the quantitative effect of such international price level changes could have upon Speizman Industries’ operations.  There can be no assurance of fluctuations and foreign exchange rates will not have an adverse effect on Speizman Industries’ future operations.  All of Speizman Industries’ export sales originating from the United States are made in U.S. dollars.

Industry Conditions

The Company's business is subject to all the risks inherent in acting as a distributor including competition from other distributors and other manufacturers of both textile and laundry equipment, as well as the termination of profitable distributor-manufacturer relationships.

The Company's laundry equipment segment is subject to the risks associated with new construction in the hospitality industry. Currently, there is a slowdown in construction of new hotels due to a general slowdown in the U.S. economy and excess room availability.

The Textile Segment is subject to the risks associated with certain categories in the textile industry, specifically, for socks, underwear, and actionwear garments.  The textile industry risks relating to socks, underwear, and actionwear garments include the impact of style and consumer preference changes.  These factors may contribute to fluctuations in the demand for the Company's sock knitting and packaging equipment and knitted fabric equipment products.  There is a slowdown in underwear and actionwear garments that commenced during the second half of the last fiscal year.  There also appeared to be a downturn in the sock industry during the first six months of the Company’s fiscal period, however, there has been a modest upturn in bookings during recent months than what has been experienced over the last nine to twelve months.

Nasdaq Listing

The Company’s common stock has been listed on the Nasdaq SmallCap Market since March 20, 2001 and was listed on the Nasdaq National Market System from October 1993 to March 19, 2001.  The Company’s continual listing of its common stock on the Nasdaq SmallCap Market is subject to certain criteria which includes a minimum bid of $1.00 as well as maintaining a minimum market value of public float of $1.0 million.  The minimum value of public float approximates a bid price of $0.41 as it relates to the Company’s publicly traded common stock.  Since January 2002, the Company’s stock has been trading below $1.00.  The Company received official notification by Nasdaq regarding noncompliance with the minimum bid requirement and has 180 days to regain compliance for the minimum bid requirement, which involves maintaining a closing bid price of at least $1.00 for a minimum period of 10 consecutive trading days.  The Company may also request an appeal with Nasdaq if it fails to regain compliance within the 180 day period which expires on August 13, 2002.  However, no assurance can be made about the outcome of such appeal.  If the Company loses its Nasdaq SmallCap Market status, its common stock might trade in the OTC – Bulletin Board, which is viewed by most investors as a less desirable marketplace.  In such event, the market price of the common stock may be adversely impacted and a stockholder may find it difficult to dispose, or obtain accurate quotations as to the market value, of the Company’s common stock.

PART II.     OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

(a)	Exhibits:

	10(a)	Agency Agreement by and between Lonati S.p.A. and Speizman Industries, Inc. regarding Mexico dated December 3, 2001.

	10(b)	Second Amendment to Lease Agreement by and between The Speizman LLC and Speizman Industries, Inc. effective as of January 1, 2002.

	10(c)	Third Amendment & Forbearance Agreement by and among Speizman Industries, Inc. and its subsidiaries and SouthTrust Bank, dated as of February 19, 2002.

	10(d)	Dealer Agreement between Pellerin Milnor Corporation and Wink Davis Equipment Co., Inc. dated as of February 1, 2002.

	10(e)	Commercial Lease between Master Distributors, Inc. t/a Atlantic Beverage Co., Inc. and Wink Davis Equipment Co., Inc. dated as of September 6, 2001.

	10(f)	Second Amendment to Agency Agreement and Forbearance Agreement between Lonati, S.p.A. and Speizman Industries, Inc., effective as of February 1, 2002.

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEIZMAN INDUSTRIES, INC.
(Registrant)

Date: May 14, 2002	/s/ Robert S. Speizman
By: Robert S. Speizman
Title: President

Date: May 14, 2002	/s/ John C. Angelella
By: John C. Angelella
Title: CFO/Secretary-Treasurer

EXHIBIT INDEX

Exhibit Number	Description

10(a)	Agency Agreement by and between Lonati S.p.A. and Speizman Industries, Inc. regarding Mexico dated December 3, 2001.

10(b)	Second Amendment to Lease Agreement by and between The Speizman LLC and Speizman Industries, Inc. effective as of January 1, 2002.

10(c)	Third Amendment & Forbearance Agreement by and among Speizman Industries, Inc. and its subsidiaries and SouthTrust Bank, dated as of February 19, 2002.

10(d)	Dealer Agreement between Pellerin Milnor Corporation and Wink Davis Equipment Co., Inc. dated as of February 1, 2002.

10(e)	Commercial Lease between Master Distributors, Inc. t/a Atlantic Beverage Co., Inc. and Wink Davis Equipment Co., Inc. dated as of September 6, 2001.

10(f)	Second Amendment to Agency Agreement and Forbearance Agreement between Lonati, S.p.A. and Speizman Industries, Inc., effective as of February 1, 2002.