Form 10-K
period 2002-06-29
SPEIZMAN INDUSTRIES INC
filed 2002-09-27
CIK 92827

--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [Fee Required]

For the fiscal year ended June 29, 2002

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [No Fee Required]

For the transition period from __________________ to _____________________

Commission File No. 0-8544

                            SPEIZMAN INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                56-0901212
------------------------------------------------  ------------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
                 or organization)                       Identification No.)

  701 Griffith Road, Charlotte, North Carolina                28217
------------------------------------------------  ------------------------------
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

                                Yes [X]  No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 20, 2002, was $1,694,308 based on the last sale price of $0.70 per share reported by the NASDAQ Market System on that date.

         As of September 20, 2002, there were 3,255,428 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on November 19, 2002 are incorporated herein by reference into Part III.

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

                                     PART I

Item 1.  Business.

General

    Speizman Industries, Inc. is a distributor of specialized industrial machinery, parts and equipment. The Company operates primarily in two segments, textile division and laundry division. In the textile segment, the Company distributes sock-knitting machines, other knitting equipment, automated boarding, finishing and packaging equipment used in the sock industry, and related parts. In the laundry segment, the Company distributes commercial and industrial laundry equipment, including the distribution of machines and parts as well as providing installation and after sales service. The Company refers to its operations in the textile segment as Speizman Industries, and the laundry segment as Wink Davis Equipment Co., Inc. ("Wink Davis").

    All references herein are to the Company's 52-or-53 week fiscal year ending on the Saturday closest to June 30. The fiscal years 2000, 2001 and 2002 contained 52 weeks and ended on July 1, 2000, June 30, 2001 and June 29, 2002, respectively.

Speizman Industries

    The technologically advanced sock knitting machines distributed by Speizman Industries are manufactured by Lonati, S.p.A., Brescia, Italy ("Lonati"), which the Company believes is the world's largest manufacturer of hosiery knitting equipment. The Company and Lonati entered into their present agreement for the sale of Lonati machines in the United States in 1992. The Company and Lonati further amended this agreement in January 2002. In May 2002, the Company and Lonati further amended this agreement to provide for Lonati's forbearance and payment restructuring with respect to trade debt owed Lonati by the Company. This amendment was effective February 2002. The Company's agreement with Lonati, as amended, is referred to herein as the Lonati Agreement. Speizman and Lonati entered into a similar agreement relating to Speizman Industries' distribution of Lonati sock and sheer hosiery knitting machines in Canada in January 1992 and in Mexico in 1997. Speizman Industries has distributed Lonati double cylinder machines in the United States continuously since 1982. Speizman began distributing Lonati single cylinder open toe knitting machines in 1989. Its current product line includes newer technology represented by its single cylinder closed toe knitting machine, which eliminates the steps associated for a sock manufacturer in sewing the toe on a sock.

    Pursuant to the Lonati agreements discussed above, Lonati has appointed Speizman Industries as Lonati's distributor and exclusive agent in the United States and Canada for the sale of its range of single (both open and closed toe versions) and double cylinder sock knitting machines and related spare parts. The Lonati Agreement continues through January 2006 and can be terminated by Lonati earlier in the event of its breach by the Company.

    The Lonati Agreement contains certain covenants and conditions relating to Speizman Industries' sale of Lonati machines, including, among others, requirements that Speizman Industries, at its own expense, promote the sale of

Lonati machines and assist Lonati in maintaining its competitive position, maintain an efficient sales staff, provide for the proper installation and servicing of the machines, maintain an adequate inventory of parts and pay for all costs of advertising the machines. Speizman is prohibited during the term of the Lonati Agreement from distributing any machines that compete with Lonati machines. Speizman believes that it is and will remain in compliance in all material respects with these covenants. The cost to Speizman of Lonati machines, as well as the delivery schedule of these machines, are totally at the discretion of Lonati. The Lonati Agreement allows Lonati to sell machines directly to the sock manufacturer with any resulting commission paid to Speizman determined on a case by case basis.

    The Lonati single cylinder machines (both closed toe and open toe versions) distributed by Speizman Industries are for the knitting of athletic socks. The Lonati double cylinder machines are for the knitting of dress and casual socks. The Lonati machines are electronic, high-speed, and have computerized controls. Lonati single cylinder machines are capable of knitting pouch heel and toe, reciprocated heel and toe and tube socks. As these functions are all electronically controlled, they allow the rapid change of sock design, style and size, result in increased production volume and efficiency and simplify the servicing of the machines. Lonati single cylinder machines are also available in a closed toe version, which enables hosiery manufacturers to automate their production processes by knitting in the toe as opposed to manually seaming. This procedure not only results in a higher quality product but manufacturers also benefit from lower manufacturing costs. In addition to the previously described machines distributed in the United States, Speizman Industries distributes these sock knitting machines as well as Lonati sheer hosiery knitting machines in Canada and Mexico. Speizman also distributes knitting machines, manufactured by Santoni, SpA, Brescia, Italy ("Santoni"), one of Lonati's subsidiaries, in the United States and Canada. Santoni products include large diameter circular knitting machines utilizing new technology in the production of seamless undergarments, action wear and swimsuits.

    Sales by Speizman Industries in the United States, Canada and Mexico of new machines manufactured by Lonati, S.p.A., generated the following percentages of the Company's net revenues: 25.1% in fiscal 2002, 26.2% in fiscal year 2001 and 21.2% in fiscal 2000. In addition, sales of Santoni machines in the United States, Canada and Mexico generated 6.8%, 4.2% and 32.3% of the Company's net revenues in fiscal 2002, 2001 and 2000, respectively.

    In addition to the Lonati and Santoni knitting machines, Speizman Industries distributes new machines and equipment for the seaming, finishing, boarding, and packaging operations under written agreements and arrangements with other manufacturers. The following table sets forth certain information concerning most of these additional distribution arrangements. SRA SrL and Tecnopea are subsidiaries of Lonati.

  ----------------------------- ------------------------------------------------------- ------------------------------
       Manufacturer                                       Machine                               Territory
  ----------------------------- ------------------------------------------------------- ------------------------------
  Braun (Joint Marketing        Pocketed dye and extracting machines                    Worldwide
      Agreement with
      Martint Equipment)
      Syracuse, NY

  Conti Complett, S.p.A.,       Sock or seaming machines and sock                       United States, Canada
      Milan, Italy              turning devices

  Matec                         Dial rib sock knitters, medical knitters                United States and Canada
      Florence, Italy

  Margasa Proycetos E.          Fiber waste reclaiming and rag tearing machines         United States, Canada and
  Ingeniera Textile, S.L.                                                               Mexico
      Barcelona, Spain

  SRA Srl                       Automated  loading,   positioning,  and  finishing      United States and Canada
      Florence, Italy           devices

  Tecnopea                      Automated folding and packaging equipment               United States
      Brescia, Italy
  ----------------------------- ------------------------------------------------------- ------------------------------

    Commencing in January 2001 and in conjunction with licensing certain assets of Todd Motion Controls, Inc. ("TMC"), a subsidiary of the Company, to SRA Srl ("SRA"), the Company obtained exclusive rights to distribute
TMC equipment in the United States and Canada that is manufactured by SRA. SRA has distribution rights for TMC equipment outside the United States and Canada.

    Speizman Industries sells textile machine parts and used textile equipment in the United States and in a number of foreign countries. Speizman Industries carries significant amounts of machinery and parts inventories to meet customers' requirements and to assure itself of an adequate supply of used machinery. From time to time, Speizman Industries acts as a liquidator of textile mill equipment and as a broker in the purchase and sale of such equipment.

Sales and Marketing

    Speizman Industries markets and sells knitting machines and related equipment primarily by maintaining frequent contact with customers and understanding of its customers' individual business needs. Speizman Industries exhibits its equipment at trade shows and uses its private showroom to demonstrate new machines to its customers. In some cases, salespersons will set up competitive trials in a customer's plant and allow the customer to use Speizman's machine in its own work environment alongside competing machines for two weeks to three months. Speizman Industries also offers customers the opportunity to send their employees to Speizman's facilities for training courses on the operation and service of the machines and, depending on the number of machines purchased and the number of employees to train, may offer such training courses at the customer's facility. These marketing strategies are complemented by Speizman's commitment to service and continuing education. At September 20, 2002, Speizman Industries employed 4 salespersons and 13 technical representatives. In addition to its sales staff, Speizman Industries uses several commission sales agents in a number of foreign countries in connection with its sales of used machines.

    The terms of new machine sales generally are individually negotiated including the purchase price, payment terms and delivery schedule. Speizman Industries is usually required to purchase imported machines with a letter of credit in favor of the manufacturer delivered approximately seven (7) days prior to the machine's shipment to the customer's plant. Generally, the letter of credit must be payable 60-90 days from the date of the on-board bill of lading and upon presentation of the bill of lading. The period from shipment by the manufacturer to installation in the customer's plant is generally 30-60 days.

    The majority all of the new machines sold by Speizman Industries are drop-shipped from the foreign manufacturer by container or air freight directly to the customer's plant using Speizman's freight forwarder to coordinate shipment and the customer takes title at the European port.

    Because a substantial portion of Speizman Industries' revenues are derived from sales of machines and equipment imported from abroad, these sales may be subject to import controls, duty and currency fluctuations. Since November 2000, substantially all of Speizman Industries' purchases of Italian machines for sale in the United States have been denominated in U.S. dollars. Prior to that time, most of these purchases were denominated in Italian Lira or, more recently, EURO dollars. Speizman's purchases of parts for resale from these manufacturers are still denominated in Euro dollars. Speizman anticipates that it will utilize forward exchange contracts in connection with these purchases of parts in fiscal 2003, although it did not do so in 2002. Speizman has historically adjusted sales prices or purchased forward exchange contracts in an effort to mitigate adverse effects of foreign currency fluctuations. Additionally, international currency fluctuations that result in substantial price level changes could impede import sales and substantially impact profits. Speizman is not able to assess the quantitative effect such international price level changes could have upon Speizman Industries' operations. There can be no assurance that fluctuations in foreign exchange rates will not have an adverse effect on Speizman Industries future operations. Substantially, all of Speizman Industries' export sales originating from the United States are made in U.S. dollars.

    Speizman Industries also markets used machines through its employees and outside commission salespersons. Speizman Industries markets its used machines in the United States and in a number of foreign countries. Speizman frequently distributes lists throughout the industry of used machines that Speizman Industries has for sale. Additionally, Speizman utilizes its Internet web site for listing used machines available for sale.

    Speizman Industries exports certain new and used machines and parts for sale in Canada, Mexico and a number of other foreign countries. See Note 1 of Notes to Consolidated Financial Statements for certain financial information concerning Speizman Industries' foreign sales in fiscal 2002, 2001 and 2000.

Customers

    Speizman Industries' customers consist primarily of the major sock manufacturers in the United States and Canada. In fiscal year 2001, one customer (Sara Lee Sock Company) represented 13.4% of the Company's revenues. In fiscal years 2002 and 2000, no single customer represented over 10% of the Company's revenues. Generally, the customers contributing the most to Speizman Industries' net revenues vary from year to year. Speizman Industries believes that the loss of any principal customer could have a material adverse effect on the Company.

Competition

    The sock knitting machine industry is competitive. The principal competitive factors in the distribution of sock knitting machines are technology, price, service, and delivery. Management believes that its competitive advantages are the technological advantages of machines manufactured by Lonati and its affiliates and Speizman Industries' staff of technicians whom management believes is more comprehensive than any maintained by the competition.

    Lonati single cylinder machines compete primarily with machines manufactured by an Italian company (Sangiacomo, S.p.A.) and a Czech company (Ange) and Lonati double cylinder machines compete primarily with machines manufactured by an Italian company (Matec) acquired in 1993 by Lonati but not represented by Speizman Industries. Lonati machines compete, to a lesser extent, with machines manufactured by a number of other foreign companies of varying sizes and with companies selling used machines. Management believes that it is at a competitive disadvantage if a potential customer's decision will be based primarily on price since, generally, the purchase price of Lonati machines is higher than that of competing machines.

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

Wink Davis

     Wink Davis, with offices in Smyrna, Georgia, Wood Dale, Illinois, Jessup, Maryland and Charlotte, North Carolina, distributes commercial laundry equipment and parts and provides related services, principally installation services. Wink Davis sells to a wide variety of customers. A large share of these customers maintain on premise laundries ("OPL's"). OPL's are commonly found in hotels, nursing homes and other institutions that perform their laundry services in-house. Some larger installations of equipment are found in hospitals, prisons and linen processing plants. The largest portion of Wink Davis' sales are from its distribution of washers, dryers, ironers and other finishing equipment manufactured by Pellerin Milnor and Chicago Dryer. Wink Davis represents both of these companies in Georgia, South Carolina, North Carolina, Virginia, middle and eastern Tennessee, Maryland, Washington, DC, northern and central Florida, and the Chicago, Illinois areas.

     The Pellerin Milnor agreement appoints Wink Davis as the exclusive distributor within its territories. In some instances, a customer's purchase order may be taken in one agent's territory, but the equipment is actually delivered to a territory served by a different Pellerin Milnor agent. In these instances, Pellerin Milnor grants the sale to the territory in which the purchase order was taken. The dealer servicing the territory in which the equipment is installed receives a commission for which that dealer must assume responsibility for installing the equipment. Historically, these sales involving two separate Pellerin Milnor dealers have been infrequent and management feels this issue does not significantly improve or hurt its operations. The Chicago Dryer agreement does not appoint Wink Davis as the exclusive agent within its territories. Both the Pellerin Milnor and Chicago Dryer agreements are renewed on an annual basis and may be terminated in the event of a breach. Wink Davis has continuously represented both manufacturers for most of its current territories since 1972. In 2002, Pellerin Milnor has presented its annual top distributor award to Wink Davis and has done so for all but three years since 1980.

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

     Additionally, Wink Davis, under written agreements and other arrangements with OEMs, distributes other laundry related equipment. The following table sets forth, in alphabetical order, certain information concerning the additional distribution agreements:

------------------------------------------------------------------------------------------------------------------------
            Manufacturer                              Machine                                 Territory
------------------------------------------------------------------------------------------------------------------------
Ajax Manufacturing                     Laundry and dry cleaning presses and   Southeastern U.S. & Chicago, IL areas
     Cincinnati, Ohio                  dryers

American Dryer,                        Commercial dryers                      Southeastern U.S. & Chicago, IL areas
     Fall River, MA

Cissell Manufacturing,                 Commercial dryers, laundry and dry     Southeastern U.S. & Chicago, IL areas
     Louisville, KY                       cleaning pressing equipment

Energenics Corp.,                      Lint collectors and automatic cart     Southeastern U.S. & Chicago, IL areas
     Naples, FL                           wash systems

Forenta, Inc.,                         Laundry and dry cleaning presses       Southeastern U.S. & Chicago, IL areas
     Morrisville, TN

Huebsch Originators,                   Commercial dryers                      Southeastern U.S. & Chicago, IL areas
     Ripon, WI
------------------------------------------------------------------------------------------------------------------------

Sales and Marketing

    Wink Davis' primary products include washers, dryers, ironers and other finishing equipment. Some of the larger installations include continuous batch washers ("CBW's"), large dryers, pressing and folding equipment and conveyor systems resulting in the laundering process being substantially automated. The majority of the sales consist of washers, with less than 165 pound capacity per load ("white machines"), and corresponding dryers. CBW systems or tunnels are highly customized with a variety of features depending on the unique needs and constraints of each customer. Sales orders are generated through a variety of methods including repeat business, referrals, cold calls and unsolicited telephone orders. Typical sales terms on larger contracts require 15% down payment with the balance due 10 days after final acceptance. At September 20, 2002, Wink Davis employed approximately 10 sales persons and 25 technical representatives.

    Most used equipment in smaller facilities has little value and there is little demand for that type of used laundry equipment. Accordingly, Wink Davis rarely accepts trade-ins of low capacity used equipment and does not purchase used equipment of that nature. Some used CBW units can be rebuilt at a substantial reduction in price to new units. Wink Davis does occasionally find sales opportunities of this type. Many large orders, especially those at new construction sites, require newly designed or modified electrical, plumbing, construction or other work at the customer site. Wink Davis often subcontracts these tasks for the customer in conjunction with the sale. Wink Davis has a staff of CAD operators, and service personnel who assist and support outside contractors to ensure that the facilities are properly prepared prior to the delivery of equipment. Wink Davis personnel install the equipment and provide training for the customers' operators. Smaller sales of white machines generally require less support and frequently consist of matching the specifications of the newly ordered machine to the existing site.

    Additionally, Wink Davis provides repair and maintenance services to OPL facilities. Customers' OPL facilities are typically operated and managed by their property, maintenance or housekeeping staffs. These staffs are often small with broad areas of responsibilities and limited technical expertise, especially for specific maintenance and repair issues of the laundry equipment. Accordingly, Wink Davis provides a full range of repair and maintenance services. Generally, each sales office is staffed by two or more technicians. Each technician travels to the customer's site in a maintenance van, fully stocked with the most commonly needed parts. Upon notification, Wink Davis will dispatch and commonly have a technician addressing the problem within 24 hours. If additional parts are required, they may be ordered from any of the Wink Davis' locations or shipped directly from the manufacturer.

Customers

    Wink Davis has over 4,000 active customers ranging in size from single washing machine facilities to large laundry systems in hospitals or linen supply houses. Customers purchasing laundry machines typically continue their association with Wink Davis through purchase of repair parts or through service calls for equipment repairs. During the past three fiscal periods, no customer represented more than 10% of the Company's revenues. Accordingly, the loss of any single customer would not materially affect the operations of Wink Davis.

Competition

    The laundry equipment business is very competitive, with the principal competitive factors being price and service offerings. Wink Davis competes directly with several other distributors representing other OEMs. Wink Davis believes the products they distribute are of equal or better quality than their competitors' products. In some instances, Wink Davis may be at a price disadvantage when a customer considers price only. Wink Davis maintains a well-trained staff of technicians covering all geographic areas of distribution. Management believes this staff is more comprehensive than any maintained by the competition.

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

Employees

    As of September 20, 2002, the Company had 115 full-time employees. The Company's employees are not represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company considers its relations with its employees to be good.

Backlog

    The Company's firm backlog of unfilled orders for new and used machines was $20.1 million at September 13, 2002. The Company's firm backlog of unfilled orders was $13.8 million and $28.2 million at June 30, 2001 and July 1, 2000, respectively. The reduction in unfilled orders at June 2001 compared to July 2000 was primarily due to a trend in lower equipment sales which the Company believes was due to lower capital spending as a result of declining economic conditions, primarily in the United States. The period of time required to fill orders varies depending on the machine ordered.

    The Company typically fills orders in its backlog within three to four months. Backlog consists of executed sales orders. Orders in backlog are subject to cancellation or changes in delivery. In addition, the Company's current backlog will not necessarily lead to revenues in any future period. Any cancellation, delay or change in orders which constitute our current or future backlog may result in lower than expected revenues.

Risk Factors

Risks Related to Speizman's Bank Debt

    As of September 18, 2002, Speizman had $7.4 million in borrowings under its line of credit facility with a commercial bank. This facility matures December 31, 2002. The Company currently does not have the financial resources to repay this debt when it becomes due and will therefore need to refinance this debt prior to maturity. There is no assurance that the Company will be able to refinance this debt with another lender on a timely basis, on commercially reasonable terms, or at all. Additionally, the textile industry has continued to experience tightened lending practices from traditional financial institutions which may further hinder Speizman's ability to refinance this debt, especially in light of Speizman's recent financial losses. If Speizman is unable to refinance this debt or obtain needed additional capital, it would be required to significantly reduce its operations, dispose of assets and/or sell additional securities on terms that could be dilutive to current stockholders.

Risks Related to Lonati Agreement

    In May 2002, the Company and Lonati S.p.A. entered into an agreement effective February 2002, providing for the amendment of their agreement under which Speizman Industries distributes Lonati sock-knitting machines in the United States and Lonati's forbearance and payment restructuring with respect to $4.2 million of trade debt owed by the Company to Lonati. The Company entered into similar agreements with Lonati subsidiaries for the restructuring of $930,000 of trade debt. The agreements are secured by a subordinated security interest to all of the assets of the Company. The amendment and forbearance agreements provide that the following events, among others, will constitute an event of default under Speizman's distribution agreement with Lonati, as amended.

    . failure to pay any amounts owed when due, which failure continues for 10 days after written notice;
    . an event of default occurring under Speizman's existing credit facility with SouthTrust;
    .   an event of default for any indebtedness in excess of $1.0 million; or
    . failure to refinance its existing credit facility at maturity for a new term extending beyond July 31, 2003.

    Upon the occurrence of an event of default, Lonati can terminate its distribution agreement with Speizman and can declare all amounts due Lonati payable in full. The Company was in default of one of its trade notes payable in excess of $1.0 million at June 29, 2002 for failure to make the required monthly payments. In July 2002, the Company became current on its payments related to the trade note and obtained a waiver from the note holder. As a result, the Company was in default of the Lonati agreement as well and obtained waivers from Lonati and its subsidiaries for the covenant violation. The Lonati agreement allows Lonati to make sales directly to customers located in the Company's distribution territories and pay the Company a commission as determined on a case by case basis. If direct sales to customers became material, it would have an adverse affect on the Company's profits since the commissions received by Lonati are typically less than the profits generated by equipment sales.

Risks Related to Wink Davis Contracts

    The Company's distributor agreements with Pellerin Milnor and Chicago Dryer are renewed on an annual basis. If the Company lost the distribution rights to either of these product lines, it would have a material adverse impact on the revenues of the Company.

Speizman's Ability to Return to Profitability

    Due principally to a decline in sales, Speizman incurred a net loss of $5.3 million in fiscal 2002. In addition, Speizman incurred net losses of $5.9 million in fiscal 2001, principally as a result of losses associated with foreign currency derivatives. The Company will need to generate increases in revenues to return to profitability and in order to generate cash from future operating activities.

Speizman's Large Amount of Debt Could Negatively Impact its Business and Stockholders

    Principally as a result of losses funded during fiscal 2001 and 2002, the Company is burdened with a large amount of debt. Speizman's large amount of debt could negatively impact its stockholders in many ways, including:

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

Dependence on Lonati

    The Company's operations are substantially dependent on the net revenues generated from the sale of sock knitting and other machines manufactured by both Lonati and Santoni and the Company expects this dependence to continue. Sales of sock knitting and other machines manufactured by Lonati and Santoni generated an aggregate of approximately 31.9%, 30.4% and 53.5% of the Company's net revenues in fiscal 2002, 2001 and fiscal 2000, respectively. The Company amended its agreement with Lonati for the sale of its machines in February 2002 to be the exclusive agent in the United States and Canada through February 1, 2006. The agreement can be terminated immediately upon breach of the contract. The Company and Lonati entered into their present agreement for the sale of Lonati machines in Mexico in 1997, which is renewable annually. The Company has acted as the United States sales agent and distributor for certain machines manufactured by Lonati continuously since 1982. The cost to the Company of Lonati machines, as well as the delivery schedule of these machines, are in the discretion of Lonati. Management believes that the Company's relationship with Lonati will continue to be strong as long as the Company generates substantial sales of Lonati machines; however, there can be no assurance that the Company will be able to do so or that the Company's relationship with Lonati will continue or will continue on its present terms. Any decision by Lonati to sell machines through another distributor or directly to purchasers would have a material adverse effect on the Company.

Machine Performance and Delayed Deliveries

    During fiscal 2000 and the early part of fiscal year 2001, the Company experienced issues with machine performance and delays from Lonati in shipments of closed toe knitting machines and Santoni undergarment knitting machines. The Company experienced material cancellations or postponements of orders due to these delays and performance issues. Although the Company did not experience delays in shipments on issues with machine performance in 2002, there can be no assurance that delayed deliveries in the future or issues with machine performance on newer technology will not result in the loss or cancellation of significant orders. The Company also cannot predict situations in Italy such as potential employee strikes or political developments which could further delay deliveries or have other adverse effects on the business of Lonati and the other Italian manufacturers represented by the Company.

Foreign Currency Risk

    Prior to November 2000, Speizman Industries' purchases of foreign manufactured machinery and spare parts for resale were denominated in Italian lira. For purchases of machines that were denominated in Italian lira or Euro dollars, Speizman generally purchased hedging contracts to compensate for anticipated dollar fluctuations; however, during fiscal year 2001, the Company experienced adverse effects utilizing lira hedging contracts for orders that were postponed or delayed. Prior to fiscal year 2001 and for approximately 30 years, the Company did not experience any adverse effects from utilizing lira hedging contracts. During fiscal year 2001, the Company arranged with Lonati and its affiliates to purchase its products for resale in U.S. dollars through April 2002. As of May 2002, Lonati can require purchases to be in either Euro dollars or U.S. dollars. For purchases of machines that are denominated in Euro dollars, Speizman Industries feels its current practices enable the Company to adjust sales prices, or to commit to hedging contracts that effectively compensate for anticipated dollar fluctuations. At June 30, 2001, the Company had contracts maturing through September 2001 to purchase approximately 432.0 million lira for approximately $198,000 for which the market value at June 30, 2001 if terminated was $189,000. There were no foreign currency hedging contracts in place as of June 29, 2002.

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

Nasdaq Listing

    The Company's Common stock has been listed on the Nasdaq SmallCap Market since March 20, 2001 and was listed on the Nasdaq National Market System from October 1993 to March 19, 2001. The Company's continued listing of its common stock on the Nasdaq SmallCap Market is subject to certain criteria which include a minimum bid of $1.00 as well as maintaining a minimum market value of public float of $1.0 million. Since January 2002, the Company's stock has been trading below $1.00. The Company has been notified by Nasdaq that unless its common stock maintains a closing bid price of at least $1.00 for a minimum period of 10 consecutive trading days by February 10, 2003, the Company's common stock will be delisted. If the Company is delisted, its common stock might trade in the OTC
- Bulletin Board, which is viewed by most investors as a less desirable marketplace. In such event, the market price of the common stock may be adversely impacted and a stockholder may find it difficult to dispose, or obtain accurate quotations as to the market value, of the Company's common stock.

Item 2. Properties.

    The Company leases all of its real property. Significant leases are summarized in the table below:

                                                                               Lease       Monthly      Approximate
                                                          Lease Origination     Term        Rental     Rental Square
                  Use                       Location            Date          (months)       Rate         Footage
--------------------------------------------------------------------------------------------------------------------------
Properties used primarily by Speizman Industries:
------------------------------------------------
Executive, administrative, machinery     Charlotte, NC    December 1, 1999      180       $66,667        221,000      (a)
   rebuilding and warehousing
Properties used primarily by Wink Davis:
---------------------------------------
Administrative, general                  Smyrna, GA       May 1, 2001           61        $ 5,248         12,000
  office and warehouse
Sales and service office and             Wood Dale, IL    June 1, 2002          61        $ 5,555          6,800
  warehouse
Sales and service office and             Jessup, MD       October 1, 2001       18        $ 2,460          2,500
  warehouse
Sales and service office and             Charlotte, NC    March 1, 2000         60        $ 6,682         10,800
  warehouse

------------
(a) The Company's headquarters are leased from a limited liability company owned by Robert S. Speizman, his wife and their children.

The Company believes its office and warehouse space is sufficient to meet its needs for the foreseeable future.

Item 3. Legal Proceedings.

    On June 29, 2000, Hazel Hernandez filed a lawsuit against the Company and Wink Davis Equipment Company, Inc. (a wholly-owned subsidiary of Speizman Industries) in the U.S. District Court for the Northern District of Illinois, Case No. 00-CV-5183 and is seeking damages of $2.7 million. The plaintiff alleges that her spouse, a laundry company employee, was killed by a Milnor 2-stage laundry press machine, which was sold by Wink Davis Equipment Company, Inc. to the employer of Hernandez's spouse. The manufacturer of the machine, as well as manufacturers of certain components therein, have also been joined as defendants in the lawsuit. The legal grounds for including the Company as a defendant are not clear. The plaintiff's claims include allegations that the Company and Wink Davis Equipment Company, Inc. placed an unreasonably dangerous machine in the stream of commerce, were negligent in the design, manufacture, sale, and distribution of the machine, and other grounds. The court has dismissed the claim against Speizman Industries. Wink Davis Equipment Company, Inc. denies the allegations and believes that it will ultimately prevail in the matter.

    In fiscal 2001, the Company filed suit in the Superior Court, District of Montreal, Province of Quebec, Canada (Civil Action No. 500-17-010102-013) against Nalpac for breach of contract associated with nonpayment of machines. On July 30, 2001, the Nalpac Company filed a counterclaim against the Company. Nalpac claims that it set up a joint venture with Gentry Mills, known as Seamless Knit, Inc., to knit and sell seamless garments, investing as much as $6.0 million (Canadian) in the project. It also alleges that delays in delivery of the machines, and defects in their operation, caused Nalpac to suffer financial loss in the amount of $6.8 million (Canadian) (approximately 4.3 million U.S. dollars), plus interest and penalties in an unspecified amount, under Quebec law. The Company denies the allegations of the counterclaim, and is defending its position vigorously, and believes that it will ultimately prevail.

    Due to the inherent uncertainty as to the outcome of litigation, the Company cannot estimate the amount of loss, if any, that will result from the resolution of the lawsuits described above.

Item 4. Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2002.

Executive Officers of Registrant

    The following table sets forth certain information regarding the executive officers of the Company as of September 17, 2002:

     Name                Age Positions with the Company
     ----                --- --------------------------
     Robert S. Speizman  62  Chairman of the Board, President and Director
     Bryan D. Speizman   37  Vice President-Parts Sales and Non-Hosiery Division
     Mark A. Speizman    31  Senior Vice President, Hosiery
     Paul R.M. Demmink   47  Vice President-Finance, Chief Financial Officer,
                             Secretary and Treasurer
     P. Donald Mullen II 38  President, Wink Davis Equipment Company, Inc.

    Robert S. Speizman has served as President of the Company since November 1976. From 1969 to October 1976, Mr. Speizman served as Executive Vice President of the Company. Mr. Speizman has been a director of the Company since 1967 and Chairman of the Board of Directors since July 1987.

    Bryan D. Speizman, son of Robert S. Speizman, began serving as Vice President-Parts Sales and Non-Hosiery Division in July 2002. He served as a sales representative from 2001 to July 2002, Senior Vice President-Non-Hosiery from 1997 to May 2001 and as a sales representative from 1990 to June 1997.

    Mark A. Speizman, son of Robert S. Speizman, began serving as Senior Vice President, Hosiery in July 1997 and served as a sales representative of the Company from 1995 to June 1997.

    Paul R.M. Demmink began serving as Vice President-Finance, Chief Financial Officer, Secretary and Treasurer in July 2002. He served as President of Mid-South Sales Group, Inc., a privately held distributor, from May 1994 to September 2001 and was a private investor from September 2001 to June 2002. From 1989 to 1994, he served as Executive Vice President and Chief Financial Officer of Broadway and Seymour.

    P. Donald Mullen II, son-in-law of Robert S. Speizman, began serving as President of Wink Davis Equipment Company, Inc. in August 2000. He served as Vice President of Wink Davis from June 1998 to August 2000 and as Sales Engineer of Wink Davis from August 1997 to June 1998. He also served as a Sales Manager of Speizman from August 1996 to August 1997. Prior to that, he served four years as a key account manager for a division of TimeWarner.

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

Fiscal 2001                                                  High           Low
                                                             ----           ---
    First Quarter (ended September 30, 2000) ...........  $  3.43        $  2.25
    Second Quarter (ended December 30, 2000) ...........     2.36           0.50
    Third Quarter (ended March 31, 2001) ...............     1.68           0.50
    Fourth Quarter (ended June 30, 2001) ...............     1.50           0.53
Fiscal 2002
    First Quarter (ended September 29, 2001) ...........  $  1.24        $  0.66
    Second Quarter (ended December 29, 2001) ...........     0.85           0.49
    Third Quarter (ended March 33, 2002) ...............     0.60           0.28
    Fourth Quarter (ended June 29, 2002) ...............     0.70           0.33

    As of June 29, 2002, there were approximately 196 stockholders of record of the Common Stock. Management believes that when the number of beneficial stockholders are included with the number of record stockholders, the Company is in compliance with the maintenance standards set by the Nasdaq Stock Market.

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

Item 6.  Selected Consolidated Financial Data.

    The following sets forth selected consolidated financial information for Speizman Industries, Inc. as of and for each of the years in the five-year period ended June 29, 2002, and has been derived from the Company's audited consolidated financial statements. The selected consolidated financial data should be read together with the Company's consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                        Fiscal Year Ended
                                                               --------------------------------------------------------------------
                                                                  June 29,      June 30,      July 1,        July 3,    June 27,
                                                                  2002(a)         2001         2000           1999      1998 (b)
                                                                  -------         ----         ----           ----      --------
                                                                              (In thousands, except per share data)
Statement of Operations Data:
    Net revenues .............................................. $  57,103      $  82,233     $ 115,182     $ 101,412    $  90,886
    Cost of sales .............................................    49,344         70,511        96,443        85,564       74,034
                                                                ---------      ---------     ---------     ----------   ---------
    Gross profit ..............................................     7,759         11,722        18,739        15,848       16,852
    Selling, general and administrative expenses ..............    12,671         14,849        15,420        15,124       12,658
                                                                ---------      ---------     ---------     ---------    ---------
    Operating income (loss) ...................................    (4,912)        (3,127)        3,319           724        4,194
    Interest (income) expense, net ............................     1,930          2,422         1,973         1,103          988
    Loss on settlement of uncommitted foreign currency
     derivative contracts .....................................         -          3,926             -             -            -
    Income (loss) before taxes on income ......................    (6,842)        (9,475)        1,346          (379)       3,206
    Taxes (benefit) on income .................................    (1,500)        (3,612)          544          (126)       1,273
                                                                ---------      ---------     ---------     ----------------------
    Net income (loss) ......................................... $  (5,342)     $  (5,863)    $     802     $    (253)   $   1,933
                                                                =========      =========     =========     =========    =========

Per Share Data:
    Basic earnings (loss) per share ........................... $   (1.64)     $   (1.80)    $    0.25     $   (0.08)   $    0.59
    Diluted earnings (loss) per share .........................     (1.64)         (1.80)         0.24         (0.08)        0.56

    Weighted average shares outstanding - basic ...............     3,255          3,253         3,243         3,274        3,284
    Weighted average shares outstanding - diluted .............     3,255          3,253         3,296         3,274        3,426

Balance Sheet Data:
    Working capital ........................................... $   8,952      $  17,300     $  28,182     $  16,058    $  20,210
    Total assets ..............................................    40,047         54,873        68,255        56,456       51,925
    Short-term debt ...........................................         -              -             -         4,900        4,000
    Long-term debt, including current maturity ................    15,610         16,404        19,725         7,196        9,561
    Stockholders' equity ......................................    12,119         17,366        23,490        22,577       23,207

------------
(a) As described in Note 5 to Financial Statements, in 2002, the Company discontinued amortizing goodwill and recorded an impairment charge of $1.0 million.
(b) On August 1, 1997, the Company acquired Wink Davis. On February 6, 1998, the Company acquired TMC.

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

Overview

    The Company's revenues are generated primarily from its distribution of textile equipment (principally knitting equipment and, to a lesser extent, from the sale of parts used in such equipment and the sale of used equipment) and commercial laundry equipment (principally commercial washers and dryers and, to a lesser extent, the sale of parts used in such equipment and related services). The Company began operating in the laundry equipment and services segment with the purchase of Wink Davis on August 1, 1997.

    The Company's sales have decreased to $57.1 million in 2002 from $82.2 million in 2001 and $115.2 million for fiscal 2000. In addition, the Company incurred net losses of $5.3 million in 2002 and $5.8 million in 2001. The Company believes that the decrease in sales over the previous two years are due, in large part, to the delay in the sales of closed toe machines and the slowdown in the overall economy. Factors contributing to the losses in 2002, include the $1.0 million goodwill impairment charge. Factors that have contributed to the losses for 2001 include losses from the use of lira hedging contracts for anticipated sales that were postponed or cancelled.

    The Company has responded to the decrease in sales by reducing its personnel in all departments, restructuring its commission arrangement with sales personnel, and reducing general and administrative expenses, including a reduction of the lease payments for its main facility. In addition, the Company has reduced its bank financing, and interest expense through aggressive asset management. In order to further improve its available cash, the Company has entered into extended payment terms with Lonati and its subsidiaries. The Company is currently in discussions with potential lenders regarding refinancing its credit facility, which is scheduled to expire on December 31, 2002.

    Recently the Company began to experience an increase in equipment bookings for both the Textile and Laundry divisions. Management believes that revenues will improve as customers begin purchasing new labor saving equipment and as general economic conditions improve.

Results of Operations

Year Ended June 29, 2002 Compared to Year Ended June 30, 2001

    Net Revenue. Net revenues decreased to $57.1 million in fiscal 2002 from $82.2 million in fiscal 2001, a reduction of 30.6%. Revenues in the textile division decreased to $31.5 million in fiscal 2002 from $47.3 million in fiscal 2001. The $15.8 million reduction in textile revenue is primarily attributable to lower sales of new and used sock knitting equipment ($13.5 million), used yarn processing equipment ($2.0 million), and sales commissions and licensing fees ($1.0 million), offset by increases in finishing and boarding equipment ($1.7 million). The decrease in textile revenues was primarily from the overall downturn of the economy and difficult market conditions during the year. Revenues in the laundry division decreased to $25.6 million in fiscal 2002 from $34.9 million in the prior year. The $9.3 million decrease is primarily due to reduced sales of new equipment and reflects the downturn in the hospitality industry.

    Cost of Sales and Gross Profit. Cost of sales as a percentage of revenues increased to 86.4% in fiscal 2002 from 85.7% in the prior year.

    Gross profit in the textile division decreased from $6.1 million in 2001 to $3.9 million in 2002. As a percentage of revenues, gross margin decreased from 12.8% to 12.2%. The reduction in gross margin dollars primarily reflects the reduction in sales noted above. The reduction in gross margin percentage was primarily due to the Company's inability to pass on price increases for closed toe machines to its customers due to weakness in the economy. The price increase was the result of Lonati's agreement to allow the Company to purchase equipment in U.S. dollars. In prior years, the Company purchased equipment in Italian lira and assumed the risk of foreign exchange fluctuations.

    Gross profit in the laundry division decreased from $5.7 million in 2001 to $3.9 million in 2002. As a percentage of revenues, gross margin decreased from 16.2% to 15.3%. The reduction in gross margin dollars primarily reflects the reduction in sales noted above. The reduction in gross margin percentage was primarily due to an increase in the number of large projects relative to total revenues in 2002 as compared to 2001. Large projects are more competitive than smaller white machine sales and are therefore more price sensitive.

    Selling Expenses. Selling expenses decreased to $5.4 million (9.5% of net revenue) in fiscal 2002 from $7.8 million (9.5% of net revenue) in fiscal 2001. The $2.4 million reduction was primarily due to lower personnel costs

($715,000), travel ($515,000) and commissions ($668,000). The reduction in selling expenses were attributable to a change in the compensation plans for the Sales team from a salary and commission structure plan that was more fixed in nature to an all commission plan that is variable with revenues and gross margins.

     General and Administrative. General and administrative expenses decreased to $6.2 million (10.9% of revenue) in fiscal 2002 from $7.1 million (8.6% of net revenue) in fiscal 2001. The decrease of $900,000 was primarily attributable to reduced personnel costs ($540,000), ceasing to amortize goodwill ($440,000), lower travel costs ($94,000), and property insurance ($111,000), offset by increases in bad debt reserves ($122,000), health insurance ($135,000) and bank service fees ($101,000). The increase as a percentage of sales reflects the fixed nature of certain of these expenses including salaries, rents, etc.

     Loss on Goodwill Impairment. Loss on goodwill impairment in fiscal 2002 of $1.0 million reflects an adjustment of the goodwill associated with the Company's 1998 acquisition of TMC. The impairment in the carrying value of TMC's goodwill is due primarily to the elimination of license fee revenues in connection with an agreement to restructure certain trade debt with Lonati and its subsidiaries (see Liquidity and Capital Resources).

     Interest Expense. Interest expense decreased to $1.9 million in fiscal 2002 compared to $2.4 million in the prior year and reflects reduced borrowings under the Company's revolving line of credit during the current year. Because the Company uses interest rate swap derivatives which covered the majority of its borrowings during the year, fluctuations of interest rates had an immaterial effect on interest expense.

     Benefit for Income Taxes. The benefit for income taxes decreased to $1.5 million in fiscal 2002 (22% of pretax loss) compared to $3.6 million (38.1% of pretax loss) in the prior year. The reduction in the effective rate is due primarily to the nondeductablility of the writedown of goodwill noted above and is partially offset by the valuation reserve against deferred tax assets.

     Net Loss. Net loss for the year was $5.3 million, or $1.64 per share (basic and diluted), for fiscal 2002 compared to a net loss of $5.9 million, or $1.80 per share (basic and diluted), in the prior year.

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

     Cost of Sales. Cost of sales as a percentage of revenues increased unfavorably to 85.7% for the fiscal year 2001 as compared to 83.7% in fiscal year 2000. The net increase is due to increased costs on lira denominated equipment and parts sold primarily during the first half of fiscal year 2001. The increase in lira costs was a result of an overall devaluation in the Euro and lira coupled with the company utilizing foreign exchange derivatives contracted at stronger exchange rates for commitments that were subsequently delay or cancelled. Refer to Disclosure about Foreign Currency Losses in Fiscal Year 2001 for more discussion. The increase in lira costs associated with utilizing these foreign exchange contracts for equipment and parts sold during fiscal year 2001 was $3.2 million and represented a 3.9% component of consolidated cost of sales as a percentage of consolidated revenues for fiscal year 2001. This increase was offset primarily by reduced costs of approximately $1.5 million reflected in the second half of fiscal year 2001 from the planned elimination of non-performing business operations including the manufacturing activities of TMC.

     Selling Expenses. Selling expenses decreased by $120,000 (or 1.5%) to $7.8 million in fiscal 2001. As a percentage of revenue, selling expenses increase unfavorably to 9.5%, compared to 6.9% in the prior fiscal year. As a percentage of revenue, the increase is due to selling expense, primarily personnel and related costs, in the textile equipment segment being primarily fixed in nature coupled with a decrease in annual textile equipment sales, and higher total commissions due to a higher mix of laundry equipment sales compared to the mix in the prior fiscal year. Commissions on laundry equipment sales are generally higher compared to commissions on sales of textile equipment.

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

    Interest Expense. Interest expense increased unfavorably by $450,000 to $2.4 million in fiscal year 2001 compared to $1,973,000 in the prior year. The increase is due to higher average balances throughout the fiscal year 2001 on the Company's line of credit to fund operations.

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

Liquidity and Capital Resources

    Over the past three fiscal periods, the Company satisfied its cash requirements from operations and/or borrowings under credit facility arrangements and negotiating extended terms of trade debt. The Company has a revolving credit facility with SouthTrust Bank, N.A. The agreement with SouthTrust as amended on July 31, 2002, expires on December 31, 2002 and provides a revolving line of credit up to $13.0 million and an additional line of credit for issuance of Documentary Letters of Credit up to $6.0 million. The availability under the combined lines of credit is limited by the percentage of accounts receivable and inventory advance rates determined from time to time by SouthTrust. As of September 7, 2002, the Company's revolving line of credit was $7.7 million and the usage for documentary letters of credit was $3.4 million. The unused amount available to the Company as determined by the Bank was $2.2 million. Amounts outstanding under the line of credit for direct borrowings bear interest based upon two components: London Interbank Offered Rate (LIBOR) rate plus the applicable margin (1.5% to 2.5%) for a short term fixed period and prime plus the applicable margin (0% to 1.25%) for the non-fixed period. The rates vary based upon the Company's funded debt as defined in the loan agreement. During the year, the Company had two interest rate swap derivatives. The first swap which expired on June 2, 2002, fixed the interest rate for borrowing levels at $3.0 million at 7.77% plus the applicable margin. The second swap which expires on June 2, 2003 fixes the interest rate for borrowing levels at $5.0 million at 7.79% plus applicable margin. In connection with the SouthTrust facility, the Company granted a security interest in all assets of the Company.

    Working capital at June 29, 2002 was $8.9 million, a decrease of $8.4 million from $17.3 at June 30, 2001. The Working capital ratio at June 29, 2002 was 1.47 compared with 1.79 at June 30, 2001. Net cash provided by operating activities was $7.0 million for 2002 compared with $2.8 million provided by operating activities during 2001. Net cash provided by operating activities in 2002 was primarily due to a net reduction in accounts receivable of $8.8 million, inventory reductions of $1.7 million, non-cash expenses of $4.0 million, a reduction in deferred tax assets of $1.2 million, partially offset by a net loss of $5.3 million, and a $3.2 million decrease in customer deposits and accrued expenses. During fiscal 2002, the Company restructured $6.4 million in trade debt. Had the Company not renegotiated the terms this debt, cash flow from operations and working capital would have been lower by $6.4 million.

    The reduction of $9.3 million in accounts receivable during fiscal year 2002 was due to a decline in sales or billings for fiscal year 2002 when compared to the prior fiscal year coupled with an improvement in the number of days of sales in accounts receivable from year to year, partially offset by deductions for losses on accounts of $535,000. The percentage drop in sales from year to year of 30.6% accounted for a decrease in net accounts receivable of approximately $5.9 million. The number of days of sales in accounts receivable improved at June 29, 2002 to 93 days compared with 104 days at June 30,2001. The improvement of 11 days accounted for a further reduction in net accounts receivable of approximately $1.7 million and was primarily due to an increased effort on cash collections. The number of days of sales in accounts receivable is calculated by dividing the average net accounts receivable balance by the revenues for the prior fiscal period multiplied by 360 days for the fiscal period.

    The reduction in inventory of $3.2 million was primarily due to sales of used hosiery and yarn processing equipment coupled with increases in inventory reserves related to used hosiery equipment.

    The decrease in current and long-term deferred taxes of $1.3 million was primarily due to new tax legislation in 2002 which enabled the Company to carry back operating losses rather than using them to offset future operating income. As a result, the Company received a tax refund of $2.2 million in 2002 and has classified $523,000 as a current income tax receivable. The deferred tax asset was further reduced by a $200,000 valuation reserve against net operating loss carry forwards in the event that they expired prior to utilization. These reductions were offset by increases in deferred tax benefits associated with the current year operating loss of $1.4 million and inventory valuation reserves of $300,000. The Company believes the net deferred tax benefits will be recoverable through its normal course of business in the future.

    The net decrease in accounts payable and overdraft of $5.5 million during fiscal year 2002 was primarily due to a decrease in costs associated with the decrease in the Company's sales. The percentage drop in cost of sales of $49.3 million in fiscal year 2002 as compared to cost of sales of $70.0 million in fiscal year 2001 was approximately 30%. This accounted for a $4.6 million decrease in accounts payable and bank overdraft.

    The net decrease in customer deposits of $2.4 million during fiscal 2002 was primarily due to the restructuring of one customer's deposit for $1.3 million into a trade note payable from fiscal 2001. The remaining decrease is attributable to lower sales in 2002 compared with 2001.

    Net cash provided in investing activities for 2002 was $115,000 which was primarily from proceeds on the disposition of assets. This compared to net cash used in investing activities in 2001 of $132,000 primarily from capital expenditures. Net cash used in financing activities was $6.1 million in 2002, primarily from net payments of $6.0 million on the Company's line of credit and payments of other long-term debt of $81,000. This compared to net cash used by financing activities in the prior year of $3.4 million, primarily related to payments net of borrowings on the Company's line of credit.

    The Company's credit facility with SouthTrust matures December 31, 2002. As of September 18, 2002, Speizman had $7.4 million in borrowings under its line of credit facility with a commercial bank. This facility matures December 31, 2002. The Company currently does not have the financial resources to repay this debt when it becomes due and will therefore need to refinance this debt prior to maturity. There is no assurance that the Company will be able to refinance this debt with another lender on a timely basis, on commercially reasonable terms, or at all. Additionally, the textile industry has continued to experience tightened lending practices from traditional financial institutions which may further hinder Speizman's ability to refinance this debt, especially in light of Speizman's recent financial losses. If Speizman is unable to refinance this debt or obtain needed additional capital, it would be required to significantly reduce its operations, dispose of assets and/or sell additional securities on terms that could be dilutive to current stockholders. The Company believes that it will refinance with another bank as it has in the past few years. However, there is no assurance that additional financing will be available when needed or desired on terms favorable to the Company or at all.

Contractual Obligations and Commitments

The following table presents our long-term contractual obligations:

                                                                 Payment Due By Periods
                                   -----------------------------------------------------------------------------------
                                                     Less Than
                                      Total          One Year           1-3 Years          4-5 Years     After 5 Years
                                   -----------      -----------        -----------        ----------     -------------
Long-term debt                     $11,109,000      $ 6,565,000        $ 4,544,000        $        -     $           -
Capital lease obligations           10,334,000          800,000          2,400,000         1,600,000         5,534,000
Irrevocable letters of credit        5,012,000        5,012,000                  -                 -                 -
Operating leases                     1,384,000          609,000            708,000            67,000                 -
                                   -----------      -----------        -----------        ----------     -------------
Total contractual
   cash obligations                $27,839,000      $12,986,000        $ 7,652,000        $1,667,000     $   5,534,000
                                   ===========      ===========        ===========        ==========     =============

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

Disclosure about Foreign Currency Losses in Fiscal Year 2001

    Historically, Speizman Industries' purchases of foreign manufactured machinery and spare parts for resale have been denominated in Italian lira. As part of its risk management programs, the Company historically has used forward exchange contracts to protect against the currency exchange risk associated with the Company's anticipated and firm commitments of lira-denominated purchases for resale. In cases where anticipated or firm commitments are cancelled or postponed that were previously hedged with foreign currency contracts, the utilization of these forward exchange contracts on future purchases may positively or negatively affect the earnings of the Company, depending upon the position of the U.S. dollar against the lira at the time of the actual purchases.

    The Company cancelled or postponed orders during calendar year 2000 due to unanticipated delays associated with the closed toe machines as well as cancellations by customers who had signed sales orders with the Company for closed toe hosiery and knitted fabric equipment. Associated with these cancelled purchase orders, the Company had committed to purchase contracts of approximately 76 billion lira during the latter part of calendar year 1999. The utilization of this lira during fiscal year 2001 for other purchases coupled with the continual strengthening position of the dollar since 1999 had a significant adverse effect on gross profit during fiscal year 2001. The adverse effect on gross profit through increased cost of sales during the year ended June 2001 was approximately $3.2 million.

    Additionally, of the 76 billion lira contracts associated with the cancelled purchase orders, approximately 37 billion lira were uncommitted and were treated as cash flow hedges for accounting purposes. For cash flow hedges, changes in the fair value of the hedging instrument are deferred and recorded in other comprehensive income (equity), then recognized in the statement of operations in the same period as the sale is recognized on the hedged item. These commitments were initially designated to be utilized on anticipated purchase commitments primarily related to two product lines. Due to delays by the manufacturers, the Company renegotiated its future purchases with these foreign suppliers in U.S. dollars. In light of this, on November 13, 2000, the Company deemed these foreign currency derivatives as ineffective for hedge accounting as originally designated going forward. Accordingly, and in light of the potential future devaluation of the lira in relation to the U.S. dollar, the Company entered into offsetting foreign currency derivatives in order to fix its exposure on the ineffective cash flow derivatives and reported a loss on settlement of cash flow derivatives of approximately $3.9 million, before income tax benefit. The Company had no foreign exchange contracts designated as cash flow hedges as of June 29, 2002.

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

Critical Accounting Policies

    The Company's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Impairment of Goodwill

    In assessing the value of the Company's goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine the carrying account of the assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. Effective July 1, 2001, the Company adopted Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets" and is now required to analyze goodwill for impairment issues on an annual basis. During fiscal 2002, the Company reduced the carrying account of goodwill associated with its finishing division and took a charge to income for $1.0 million.

Inventory and Bad Debt Reserves

    In assessing the value of the Company's accounts receivable and inventory, management must make assumptions regarding the collectibility of accounts receivable and the market value of the Company's inventory. In the case of accounts receivable, the Company considers the current and future financial condition of it's customers and judgmentally determines the reserve required. In the case of inventory, the Company considers recent sales of similar products, trends in the industry and other factors when establishing an inventory reserve.

Deferred Tax Assets

    The Company has recorded a deferred tax benefit associated with its net operating losses and other timing differences associated with tax regulations and generally accepted accounting principles, because management believes these assets will be recoverable by offsetting future taxable income. If the Company does not return to profitability, or if the loss carryforwards cannot be utilized within federal statutory deadlines (currently 20 years), the asset may be impaired. During fiscal 2002, the Company reduced its deferred tax asset by $200,000 in light of these uncertainties.

New Accounting Pronouncements

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. Management does not believe the adoption of SFAS No. 144 will have a material effect on the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

     The Company is exposed to market risks, which include changes in U.S. and international interest rates as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other. The Company attempts to reduce these risks by utilizing financial instruments, pursuant to Company policies.

     To minimize interest rate exposures, the Company may use interest rate swap derivatives. These derivatives fix the interest rate for borrowings specified in the swap agreements. The Company used interest rate swap derivatives during fiscal 2001 and 2002.

     The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates (primarily the Euro) may positively or negatively affect the Company's revenues (as expressed in U.S. dollars), cost of sales, gross margins, operating expenses, and retained earnings. Where the Company deems it prudent, it engages in hedging those transactions aimed at limiting in part the impact of currency fluctuations. As discussed in the Foreign Currency Risk section set forth herein under "Risk Factors", the Company purchases forward exchange contracts to protect against currency exchange risks associated with the Company's anticipated and firm commitments of lira-dominated purchases for resale.

     These hedging activities provide only limited protection against currency exchange risks and interest rate fluctuation. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets, interest rate fluctuation and availability of hedging instruments. All hedging contracts that are entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated exposure, not for speculation. Although the Company maintains programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against the euro in which the Company has anticipated purchase commitments, the Company's gross margins could be adversely affected if future sale prices cannot be increased because of market pressures.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The response to this Item 10 is set forth in part under the caption "Executive Officers of the Registrant" in Part I of Item 14 of this Annual Report on Form 10-K and the remainder is set forth in the Company's 2002 Proxy Statement for the 2002 Annual Meeting of Stockholders

Item 11. Executive Compensation.

     The response to this Item 11 is set forth in the Company's 2002 Proxy Statement under the section captioned "Executive Compensation and Related Information," which section, other than the subsections captioned "Report of the Compensation Committee and the Stock Option Committee on Executive Compensation" and "Comparative Performance Graph," is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The response to this Item 12 is set forth in the Company's 2002 Proxy Statement under the section captioned "Stock Ownership of Certain Beneficial Owners and Management," which section is incorporated by reference.

                      Equity Compensation Plan Information

         The following table provides information as of June 29, 2002 about the Company's common stock that may be issued upon the exercise of options to purchase common stock outstanding under the Company's existing stock option and equity compensation plans:

                                                                                  Number of securities
                                                                                 remaining available for
                                Number of securities to    Weighted-average       future issuance under
                                be issued upon exercise exercise of outstanding equity compensation plans
                                of outstanding options,    options, warrants      (excluding securities
                                  warrants and rights         and rights         reflected in column (a))
                                ----------------------- ----------------------- -------------------------
      Plan category                       (a)                     (b)                      (c)
------------------------------  ----------------------- ----------------------- -------------------------

Equity compensation plans
   approved by stockholders(1)           463,750                  4.29                   156,250
Equity compensation plans not
   approved by stockholders                    -                     -                         -
                                         -------                  ----                   -------
Total                                    463,750                  4.29                   156,250
                                         =======                  ====                   =======

_____________
(1) The Company's existing stock option and equity compensation plans have been approved by stockholders.

Item 13. Certain Relationships and Related Transactions.

     The response to this Item 13 is set forth in the Company's 2002 Proxy Statement under the section captioned "Certain Transactions," which section is incorporated herein by reference.

Item 14. Controls and Procedures.

     Not applicable.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) The following documents are included as part of the Annual Report on Form 10-K:

1. Financial Statements:                                                                                     Page
                                                                                                             ----
Report of Independent Certified Public Accountants .....................................................      F-1
Consolidated Balance Sheets - June 29, 2002 and June 30, 2001 ..........................................      F-2
Consolidated Financial Statements for each of the three years in the period ended June 29, 2002,
    June 30, 2001 and July 1, 2000:
      Consolidated Statements of Operations ............................................................      F-3
      Consolidated Statements of Stockholders' Equity ..................................................      F-4
      Consolidated Statements of Cash Flows ............................................................      F-5
Summary of Significant Accounting Policies .............................................................      F-6
Notes to Consolidated Financial Statements .............................................................      F-8

2. Financial Statement Schedules:                                                                            Page
                                                                                                             ----
Report of Independent Certified Public Accountants on Financial Statement Schedule .....................      S-1
Schedule II - Valuation and Qualifying Accounts ........................................................      S-2

3. Exhibits:

     (a) The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, and are incorporated herein by reference.

     (b) Reports on Form 8-K

         On May 31, 2002, the Company filed a Current Report on Form 8-K pursuant to Item 5 thereof reporting the resignation of John C. Angelella as Vice President and Chief Financial Officer of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 131 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SPEIZMAN INDUSTRIES, INC.

Date: September 27, 2002

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

         Signatures                   Title                        Date
         ----------                   -----                        ----

/s/ Robert S. Speizman   Chairman of the Board, President    September 27, 2002
------------------------
Robert S. Speizman       and Director (Principal Executive
                         Officer)

/s/ Paul R. M. Demmink   Vice President-Finance, CFO,        September 27, 2002
------------------------
Paul R. M. Demmink       Secretary and Treasurer (Principal
                         Financial Officer and Principal
                         Accounting Officer)

/s/ Jon P. Brady         Director                            September 26, 2002
------------------------
Jon P. Brady

/s/ William Gorelick     Director                            September 18, 2002
------------------------
William Gorelick

/s/ Scott C. Lea         Director                            September 26, 2002
------------------------
Scott C. Lea

/s/ Josef Sklut          Director                            September 26, 2002
------------------------
Josef Sklut

                                 CERTIFICATIONS

         I, Robert S. Speizman, Chairman of the Board and President of Speizman Industries, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of Speizman Industries, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002

                                      /s/ Robert S. Speizman
                                      ---------------------------------------
                                      Robert S. Speizman
                                      Chairman of the Board and President
                                      (Principal Executive Officer)

         I, Paul R.M Demmink, Vice President-Finance, CFO, Secretary and Treasurer of Speizman Industries, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of Speizman Industries, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002

                                      /s/ Paul R.M. Demmink
                                      ------------------------------------------
                                      Paul R.M. Demmink
                                      Vice President-Finance, CFO, Secretary and
                                      Treasurer (Principal Financial Officer)

                            [BDO SEIDMAN LETTERHEAD]



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Speizman Industries, Inc.


We have audited the accompanying consolidated balance sheets of Speizman Industries, Inc. and Subsidiaries as of June 29, 2002 and June 30, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 29, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Speizman Industries, Inc. and subsidiaries at June 29, 2002 and June 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2002, in conformity with accounting principles generally accepted in the United States of America.


Charlotte, North Carolina                                     BDO Seidman, LLP
August 30, 2002

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                           June 29,             June 30,
                                                                                             2002                 2001
                                                                                       ----------------     ----------------
        ASSETS
        Current:
            Cash and cash equivalents ..............................................   $        970,000     $              -
            Accounts receivable ....................................................         10,144,000           19,440,000
            Inventories ............................................................         13,542,000           16,722,000
            Income tax refund ......................................................            523,000              578,000
            Deferred tax asset, current ............................................          1,773,000            1,366,000
            Prepaid expenses and other current assets ..............................          1,004,000            1,198,000
                                                                                       ----------------     ----------------
               TOTAL CURRENT ASSETS ................................................         27,956,000           39,304,000
                                                                                       ----------------     ----------------
        Property and Equipment:
            Building and leasehold improvements ....................................          6,887,000            7,336,000
            Machinery and equipment ................................................            939,000            1,084,000
            Furniture, fixtures and transportation equipment .......................          1,575,000            1,658,000
                                                                                       ----------------     ----------------
                                                                                              9,401,000           10,078,000
            Less accumulated depreciation and amortization .........................         (3,089,000)          (2,866,000)
                                                                                       ----------------     ----------------
               NET PROPERTY AND EQUIPMENT ..........................................          6,312,000            7,212,000
                                                                                       ----------------     ----------------
        Deferred tax asset, long-term ..............................................          1,561,000            3,298,000
        Other long-term assets .....................................................            428,000              269,000
        Goodwill, net of accumulated amortization ..................................          3,790,000            4,790,000
                                                                                       ----------------     ----------------
                                                                                       $     40,047,000     $     54,873,000
                                                                                       ================     ================
        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current:
            Bank Overdraft .........................................................   $              -     $      1,438,000
            Accounts payable .......................................................          9,994,000           14,007,000
            Customers' deposits ....................................................          1,779,000            4,183,000
            Accrued expenses .......................................................            545,000            1,475,000
            Current maturities of long-term debt ...................................          6,565,000              844,000
            Current maturity of obligation under capital lease .....................            121,000               57,000
                                                                                       ----------------     ----------------
               TOTAL CURRENT LIABILITIES ...........................................         19,004,000           22,004,000
        Long-term debt .............................................................          4,544,000           10,978,000
        Obligation under capital lease .............................................          4,380,000            4,525,000
                                                                                       ----------------     ----------------
               TOTAL LIABILITIES ...................................................         27,928,000           37,507,000
                                                                                       ----------------     ----------------

        Commitments and Contingencies

        Stockholders' Equity:
            Common stock - par value $.10; authorized 12,000,000 shares at June 29, 2002 and 20,000,000 shares at June 30, 2001,
               issued 3,396,228, outstanding 3,255,428 .............................            340,000              340,000
            Additional paid-in capital .............................................         13,047,000           13,047,000
            Accumulated other comprehensive loss ...................................           (169,000)            (264,000)
            Retained earnings (accumulated deficit) ................................           (512,000)           4,830,000
                                                                                       ----------------     ----------------
               Total ...............................................................         12,706,000           17,953,000
            Treasury stock, at cost, 140,800 shares ................................           (587,000)            (587,000)
                                                                                       ----------------     ----------------
               TOTAL STOCKHOLDERS' EQUITY ..........................................         12,119,000           17,366,000
                                                                                       ----------------     ----------------
                                                                                       $     40,047,000     $     54,873,000
                                                                                       ================     ================

    See accompanying summary of accounting policies and notes to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Year Ended
                                                ----------------------------------------------------------
                                                       June 29,           June 30,           July 1,
                                                         2002               2001              2000
                                                   ----------------   ---------------   ---------------
                                                      (52 weeks)         (52 weeks)        (52 weeks)
                                                   ----------------   ---------------   ---------------
        REVENUES                                   $     57,103,000   $    82,233,000   $   115,182,000

        COST OF SALES                                    49,344,000        70,511,000        96,443,000
                                                   ----------------   ---------------   ---------------

        GROSS PROFIT                                      7,759,000        11,722,000        18,739,000

        SELLING EXPENSES                                  5,443,000         7,770,000         7,890,000

        GENERAL AND ADMINISTRATIVE EXPENSES               6,228,000         7,079,000         7,530,000


        GOODWILL IMPAIRMENT CHARGES                       1,000,000                 -                 -
                                                   ----------------   ---------------   ---------------

        OPERATING INCOME (LOSS)                          (4,912,000)       (3,127,000)        3,319,000

            Net Interest Expense                          1,930,000         2,422,000         1,973,000
            Loss on settlement of uncommitted
          foreign currency derivative contracts                   -         3,926,000
                                                   ----------------   ---------------   ---------------

        EARNINGS (LOSS) BEFORE
            PROVISION (BENEFIT) FOR                      (6,842,000)       (9,475,000)        1,346,000
            INCOME TAX

        PROVISION (BENEFIT) FOR
            INCOME TAX                                   (1,500,000)       (3,612,000)          544,000
                                                   ----------------   ---------------   ---------------

        NET EARNINGS (LOSS)                        $     (5,342,000)  $    (5,863,000)  $       802,000
                                                   ================   ===============   ===============

        Basic earnings (loss) per share            $          (1.64)  $         (1.80)  $        $ 0.25
        Diluted earnings (loss) per share          $          (1.64)  $         (1.80)  $        $ 0.24

        Weighted average shares
            Outstanding:
            Basic                                         3,255,428         3,252,577         3,243,311
            Diluted                                       3,255,428         3,252,577         3,295,579

 See accompanying summary of accounting policies and notes to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               Retained     Accumulated
                                                                Additional     Earnings        Other
                                   Common         Common          Paid-In     (accumulated Comprehensive    Treasury   Comprehensive
                                   Shares          Stock          Capital       deficit)       Loss          Stock         Loss
                                  ---------     -----------    ------------   ------------ -------------  ------------ -------------
   BALANCE, JULY 3, 1999 ........ 3,369,506     $  337,000     $12,936,000    $ 9,891,000   $         -   $  (587,000)
   Net income ...................         -              -               -        802,000             -             -
   Exercise of stock options ....    23,722          2,000         109,000              -             -             -
                                  ---------       ---------     ----------      ----------   -----------   -----------
   BALANCE, JULY 1, 2000 ........ 3,393,228     $  339,000     $13,045,000    $10,693,000   $         -   $  (587,000)
   Net loss .....................         -              -               -     (5,863,000)            -            -   $(5,863,000)
   Accumulated Comprehensive loss
      - Interest rate swap, net
     of tax .....................         -              -               -              -      (264,000)           -      (264,000)
                                                                                                                        -----------
      Comprehensive Loss ........         -              -               -              -             -            -   $(6,127,000)
                                                                                                                        ===========
   Exercise of stock options ....     3,000          1,000           2,000              -             -            -
                                  ---------       ---------     ----------      ----------   -----------   -----------
   BALANCE, JUNE 30, 2001         3,396,228        340,000      13,047,000      4,830,000      (264,000)    (587,000)
   Net loss .....................         -              -               -     (5,342,000)            -            -   $(5,342,000)
   Accumulated Comprehensive loss
      - Interest rate swap, net
     of tax .....................         -              -               -              -        95,000            -        95,000
                                                                                                                        -----------
   Exercise of stock options ....         -              -               -              -             -            -   $(5,247,000)
                                                                                                                        ===========
                                  ---------       ---------     ----------      ----------   -----------   -----------
   BALANCE, JUNE 29, 2002 ....... 3,396,228     $  340,000     $13,047,000    $  (512,000)  $  (169,000)  $  (587,000)
                                  =========       =========     ==========      ==========   ===========   ===========

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended
                                                                  ----------------------------------------------------------
                                                                       June 29,            June 30,            July 1,
                                                                         2002                2001               2000
                                                                  -----------------   -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ............................................    $   (5,342,000)     $   (5,863,000)     $      802,000
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
  (Gain) loss on disposal of fixed assets ......................            38,000               6,000              (6,000)
  Depreciation .................................................           747,000             922,000             998,000
  Amortization .................................................           246,000             532,000             573,000
  Writedown for goodwill impairment ............................         1,000,000
  Provision for losses on accounts receivable ..................           535,000             413,000             259,000
  Provision for inventory obsolescence .........................         1,432,000             689,000             807,000
  Deferred  income taxes .......................................         1,213,000          (3,028,000)           (246,000)
  (Increase) decrease in:
      Accounts receivable ......................................         8,761,000          10,869,000          (9,843,000)
      Inventories ..............................................         1,748,000            (922,000)           (936,000)
      Prepaid expenses and other assets ........................          (106,000)          3,599,000             105,000
  Increase (decrease) in:
      Accounts payable and bank overdraft ......................          (186,000)         (4,753,000)          5,128,000
      Accrued expenses and customers' deposits .................        (3,122,000)            322,000          (1,872,000)
                                                                     ----------------    ----------------    ---------------
  Net cash provided by (used in) operating activities ..........         6,964,000           2,786,000          (4,231,000)
                                                                     ----------------    ----------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .........................................           (10,000)           (219,000)           (473,000)
  Proceeds from property and equipment disposals ...............           125,000              87,000              79,000
                                                                     ----------------    ----------------    ---------------
      Net cash provided by (used in) investing activities ......           115,000            (132,000)           (394,000)
                                                                     ----------------    ----------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit .................................        50,461,000          40,386,000          13,510,000
  Payments on line of credit ...................................       (56,439,000)        (43,208,000)         (4,610,000)
  Principal payments on long-term debt .........................           (81,000)           (499,000)         (5,641,000)
  Debt issue costs .............................................           (50,000)            (50,000)           (244,000)
  Other borrowings .............................................                 -                   -           1,570,000
  Issuance of common stock upon exercise of stock options ......                 -               3,000             112,000
                                                                     ----------------    ----------------    ---------------
      Net cash provided by (used in) financing activities ......        (6,109,000)         (3,368,000)          4,697,000
                                                                     ----------------    ----------------    ---------------
NET INCREASE (DECREASE) IN CASH AND
  CASH  EQUIVALENTS ............................................           970,000            (714,000)             72,000
CASH AND CASH EQUIVALENTS, at beginning of year ................                 -             714,000             642,000
                                                                     ----------------    ----------------    ---------------
CASH AND CASH EQUIVALENTS, at end of year ......................    $      970,000      $            -      $      714,000
                                                                     ================    ================    ===============

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

REVENUE RECOGNITION

       The major portion of the Company's revenues consists of sales and commissions on sales of machinery and equipment. The revenue derived therefrom for the textile segment is recognized in full at the time of shipment, and for the laundry segment, at time of installation. In some instances the laundry equipment and services business is engaged in installation projects for customers on a contract basis. Some contracts call for progress billings. In such cases, the Company uses the percentage of completion method to recognize revenue whereby sales are recorded based upon the ratio of costs incurred to total estimated costs at completion. Billings in excess of the revenue recognized, or deferred revenue at June 29, 2002 and June 30, 2001 was immaterial. Shipping and handling charges to customers are included in revenues. Costs associated with shipping are included in cost of sales.

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

LONG-LIVED ASSETS

       Long-lived assets, such as goodwill and property and equipment, are evaluated for impairment annually, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated discounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. In 2001 and prior, the Company amortized goodwill on a straight-line basis over fifteen years. Goodwill is net of writedowns and accumulated amortization of $2,648,000 and $1,648,000 at June 29, 2002 and June 30, 2001,
respectively. See Note 5 for discussion of adoption on Statement of Financial Accounting Standards ("SFAS") No. 142.

FINANCIAL INSTRUMENTS

       The Company does not hold or issue financial instruments for trading purposes. Amounts to be paid or received under interest rate swap agreements are recognized as increases or reductions in interest expense in the periods in which they accrue.

TAXES ON INCOME

       The Company provides for income taxes using the liability method. Deferred tax assets or liabilities at the end of each period are determined using the enacted tax rates. Income tax expense will increase or decrease in the same period in which a change in tax rates is enacted.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

FOREIGN CURRENCY TRANSACTIONS

       The Company has certain transactions denominated in foreign currency. Assets and liabilities are translated into U.S. dollars at the year-end exchange rate. Income and expense accounts are translated at the current rates in effect during the year. Gains or losses from foreign currency transactions are reflected in the statements of operations.

INCOME (LOSS) PER SHARE

       Basic net income per share includes no dilution and is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could share in the net income of the Company which consists of stock options (using the treasury stock method).

       A reconciliation of shares used in calculating basic and diluted earnings per share for years ending July 29, 2002, June 30, 2001 and July 1, 2000 is as follows:

       The basic shares outstanding for the fiscal year 2002, 2001 and 2000 is 3,255,428, 3,252,577 and 3,243,311, respectively. The effect of the assumed conversion of employee stock options was 0, 0 and 52,268 for fiscal years 2002, 2001 and 2000, respectively. Options to purchase approximately 463,000, 389,000 and 284,500 shares of common stock at prices from $0.56 to $6.31, $1.88 to $6.31 and $4.87 to $6.13 per share were outstanding during portions of fiscal years 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share for each of the respective years because they were anti-dilutive.

FISCAL YEAR

       The Company maintains its accounting records on a 52-53 week fiscal year. The fiscal year ends on the Saturday closest to June 30. The years ending June 29, 2002, June 30, 2001 and July 1, 2000 included 52 weeks.

ADVERTISING

       The Company expenses advertising costs as incurred. Total advertising expense approximated $17,000, $103,000 and $169,000 for fiscal years 2002, 2001and 2000, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

       In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. Management does not believe the adoption of SFAS No. 144 will have a material effect on the Company's financial statements.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS AND CREDIT RISK CONCENTRATION

       The Company is engaged in the distribution of machinery for the textile and commercial laundry industries. With operations in the United States, Canada and Mexico, the Company primarily sells to customers located within the United States. Export sales from the United States were $832,000, $4,310,000 and $16,633,000 during fiscal 2002, 2001 and 2000, respectively. There were no export sales by the Canadian operations or the commercial laundry operations.

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

       A substantial amount of the Company's revenues are generated from the sale of sock knitting and other machines manufactured by Lonati, S.p.A. and one of its wholly owned subsidiaries (Santoni). Sales by the Company in the United States, Canada and Mexico of machines manufactured by Lonati, S.p.A., generated the following percentages of the Company's net revenues: 25.1% in 2002, 26.2% in 2001 and 21.2% in 2000. In addition, sales of Santoni machines in the United States, Canada and Mexico generated 6.8%, 4.2% and 32.3% of the Company's net revenues in fiscal 2002, 2001 and 2000, respectively. In 2001, sales to one customer approximated 13.4% of revenues. In 2002 and 2000, there were no sales to customers in excess of 10% of revenues. Generally, the customers contributing the most to the Company's net revenues vary from year to year.

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

       The Company has historically entered into forward exchange contracts to reduce the foreign currency exchange risks associated with its committed and anticipated lira and Euro denominated purchases, and not for speculation. As of June 29, 2002, the Company had no foreign currency exchange contracts.

       For derivatives classified as cash flow hedges, changes in the fair value of the hedging instrument are deferred and recorded in other comprehensive income (equity), then recognized in the statement of operations in the same period that the hedged transaction is recognized. In transition, and effective July 2, 2000, the Company's designated commitments to purchase 37.0 billion lira as cash flow hedges. These commitments were initially designated to be utilized on anticipated purchase commitments primarily related to two product lines. Due to delays by the manufacturers, the Company renegotiated its future purchases with these foreign suppliers in U.S. dollars. In light of this, on November 13, 2000, the Company deemed these foreign currency derivatives as ineffective for hedge accounting as originally

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

designated. Accordingly, and in light of the potential future devaluation of the lira in relation to the U.S. dollar, the Company entered into offsetting foreign currency derivatives in order to fix its exposure on the ineffective cash flow derivatives. On November 13, 2000, and in accordance with SFAS 133, as amended, the Company reported a loss on settlement of cash flow derivatives of approximately $3.9 million, before income tax benefit. The Company had no foreign exchange contracts designated as cash flow hedges as of June 29, 2002.

       The Company had one interest rate swap derivative designated as a cash flow hedge at June 29, 2002. The change in the fair market value was a gain of $95,000 net of tax expense, and was recognized in Other Comprehensive Income (equity) at June 29, 2002. The liability of approximately $280,000 is included in accrued expenses on the Company's balance sheet. For interest rate swap agreements, increases or reductions in interest expense are recognized in the periods in which they accrue.

NOTE 3 -- ACCOUNTS RECEIVABLE

       Accounts receivable are summarized as follows:

                                                                             June 29, 2002   June 30, 2001
                                                                             -------------   -------------
       Trade receivables .............................................      $   10,963,000  $   20,187,000
       Less allowance for doubtful accounts ..........................            (819,000)       (747,000)
                                                                            --------------  --------------
       Net accounts receivable .......................................      $   10,144,000  $   19,440,000
                                                                            =============== ==============

NOTE 4 -- INVENTORIES

       Inventories net of reserves are summarized as follows:

                                                                             June 29, 2002   June 30, 2001
                                                                             -------------   -------------
       Machines
            New ......................................................      $    6,539,000  $    6,453,000
            Used .....................................................           2,166,000       4,457,000
       Parts and supplies ............................................           4,837,000       5,812,000
                                                                            --------------  --------------
       Total .........................................................      $   13,542,000  $   16,722,000
                                                                            ==============  ==============

NOTE 5 -- GOODWILL

       Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. In 2002, the Company ceased amortizing goodwill and began evaluating it for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". During the year, the Company recognized a loss on impairment of $1,000,000 associated with its finishing division. The impairment in the carrying value of goodwill is due primarily to the elimination of license fee revenues in connection with an agreement to restructure certain trade debt with Lonati. In 2001 and prior, the Company amortized goodwill on a straight-line basis over fifteen years. Goodwill is net of writedowns and accumulated amortization of $2,648,000 and $1,648,000 at June 29, 2002 and June 30, 2001, respectively.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

       Effective July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". The following table presents the impact of this new standard on prior years earnings (losses) and per share amounts:

                                                                2002              2001            2000
                                                         ----------------- ---------------- ----------------
       NET EARNINGS (LOSS)
           As reported ...............................   $    (5,342,000)  $   (5,863,000)  $       802,000
           Add back Goodwill amortization, net
             of tax effect ...........................                 -          226,000           218,000
                                                             -------------    -------------     ------------
           Adjusted ..................................   $    (5,342,000)  $   (5,637,000)  $     1,020,000
                                                             =============    =============     ============

       Basic earnings (loss) per share
           As reported ...............................   $         (1.64)  $        (1.80)  $          0.25
           Add back Goodwill amortization, net
             of tax effect ...........................                 -             0.07              0.07
                                                             -------------    -------------     ------------
           Adjusted ..................................   $         (1.64)  $        (1.73)  $          0.32
                                                             =============    =============     ============

       Diluted earnings (loss) per share
           As reported ...............................   $         (1.64)  $        (1.80)  $          0.24
           Add back Goodwill amortization, net
             of tax effect ...........................                 -             0.07              0.07
                                                             -------------    -------------     ------------
           Adjusted ..................................   $         (1.64)  $        (1.73)  $          0.31
                                                             =============    =============     ============


NOTE 6 -- LEASES

       The Company conducts its operations from leased real properties, which include offices and warehouses.

       In April 1999, several textile machinery warehouses and the corporate offices were relocated into a new facility. This new facility is leased from The Speizman LLC, a limited liability company owned by Mr. Robert S. Speizman, his wife and their children. In accordance with SFAS No. 13, "Accounting for Leases", the Company recognized this as a capital lease, except the portion of the lease applicable to the land, which was recorded as an operating lease.

       In December 1999, The Speizman LLC completed construction of an additional 100,000 square feet of warehouse space to the facility. In order to consolidate the remaining textile equipment warehouses to this single location, the Company entered into a new lease agreement. In June 2000, the Company amended the lease with The Speizman LLC. The amendment extended the term to 180 months, ending May 2015, and made maintenance and taxes the responsibility of the Company. In January 2002, the lease was amended to reduce the monthly payments from $88,000 to $67,000. The reduction was treated as a reduction to interest expense on the capital lease obligation. Prior to relocating to its new facility, the Company leased office and warehouse facilities from a partnership in which Mr. Robert Speizman, the Company's president had a 50% interest. Lease payments to the partnership approximated $76,000 in fiscal 2000.

       Lease payments to The Speizman LLC approximated $928,000, $1,055,000 and $860,000 in fiscal years 2002, 2001 and 2000, respectively.

       The primary operating facility and certain sales offices of the laundry equipment and services operations were leased from a partnership in which Mr. C. Alexander Davis, former President of Wink Davis, has a 50% interest. The primary lease expired in fiscal 2001. Lease payments to the partnership were approximately $203,000 and $205,000 in fiscal years 2001 and 2000, respectively.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     In April 2000, Wink Davis entered into a five-year lease for office facilities with The Speizman LLC II, a limited liability company owned by Mr. Robert S. Speizman, his wife and their children. In November 2001, Speizman LLC II sold the property and assigned the lease to a third party. Lease payments to The Speizman LLC II totaled approximately $38,000, $80,000 and $19,000 in 2002, 2001 and 2000, respectively. The lease has been accounted for as an operating lease.

     In addition, the Company leases autos and other equipment under operating lease agreements.

     As of June 29, 2002, future net minimum lease payments under capital and operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

                                                                                  Capital               Operating
                                                                                   Lease                 Leases
                                                                               ------------            ----------
       2003 ...............................................................    $    800,000            $  609,000
       2004 ...............................................................         800,000               360,000
       2005 ...............................................................         800,000               216,000
       2006 ...............................................................         800,000               132,000
       2007 ...............................................................         800,000                67,000
       Beyond .............................................................       6,334,000                     -
                                                                               ------------            ----------
            Total minimum lease payments ..................................    $ 10,334,000            $1,384,000
                                                                                                       ==========
            Less amount representing interest at 15% ......................      (5,833,000)
                                                                               ------------
            Present value of net minimum lease payments ...................       4,501,000
            Current portion ...............................................        (121,000)
                                                                               ------------
                                                                               $  4,380,000
                                                                               ============

       The following summarizes property held under capital leases:

                                                                                   2002                   2001
                                                                               ------------            ----------
       Land and Building ..................................................    $  5,127,000            $5,127,000
       Less accumulated depreciation ......................................        (962,000)             (640,000)
                                                                               ------------            ----------
                                                                               $  4,165,000            $4,487,000
                                                                               ============            ==========

     Total rent expense for all operating leases approximated $915,000, $1,125,000 and $1,057,000 in fiscal years 2002, 2001 and 2000, respectively.

NOTE 7-- TAXES (BENEFIT) ON INCOME

     Provisions (benefit) for federal and state income taxes in the consolidated statements of operations are made up of the following components:

                                                        2002              2001               2000
                                                   -------------      -------------       -----------
       Current:
           Federal .............................   $  (2,731,000)     $    (629,000)      $   550,000
           State ...............................          18,000             45,000           240,000
                                                   -------------      -------------       -----------
                                                      (2,713,000)          (584,000)          790,000
                                                   -------------      -------------       -----------
       Deferred:
           Federal .............................       1,328,000         (2,194,000)         (167,000)
           State ...............................        (115,000)          (834,000)          (79,000)
                                                   -------------      -------------       -----------
                                                       1,213,000         (3,028,000)         (246,000)
                                                   -------------      -------------       -----------

       Total taxes (benefit) on income .........   $  (1,500,000)     $  (3,612,000)      $   544,000
                                                   =============      =============       ===========

              SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Deferred tax benefits and liabilities are provided for the temporary differences between the book and tax bases of assets and liabilities. Deferred tax assets are reflected in the consolidated balance sheets as follows:

                                                June 29, 2002     June 30, 2001
                                                -------------     -------------
       Net current assets .................     $   1,773,000     $   1,366,000
       Net noncurrent assets ..............         1,561,000         3,298,000
                                                -------------     -------------
                                                $   3,334,000     $   4,664,000
                                                =============     =============

Principal items making up the deferred income tax assets (liabilities) are as follows:

                                                           Year Ended
                                                -------------------------------
                                                   June 29,         June 30,
                                                     2002             2001
                                                -------------     -------------
       Inventory valuation reserves .......     $     955,000     $     617,000
       Depreciation .......................           116,000            27,000
       Deferred compensation ..............           263,000           286,000
       Deferred charges and other .........           (21,000)          116,000
       Inventory capitalization ...........           420,000           299,000
       Accounts receivable reserves .......           307,000           294,000
       Net operating loss carryforwards ...         1,381,000         2,795,000
       Interest rate swap .................           113,000           230,000
       Deferred tax valuation reserve .....          (200,000)                -
                                                -------------     -------------
           Net deferred tax asset .........     $   3,334,000     $   4,664,000
                                                =============     =============

     Deferred taxes include federal and state net operating loss carryforwards of approximately $2,460,000 and $13,506,000, respectively, which may be utilized to offset future taxable income. These carryforwards expire at various dates through 2022.

     The Company's effective income tax rates are different than the U.S. Federal statutory tax rate for the following reasons:

                                                                          2002        2001       2000
                                                                          ----        ----       ----
     U.S. Federal statutory tax rate ..................................  (34.0)%     (34.0)%     34.0%
     State income taxes, net of federal income tax benefit ............   (1.0)       (5.5)       7.9
     Non-deductible goodwill impairment ...............................    5.5           -          -
     Other non-deductible expenses ....................................    1.7         1.6        3.3
     Deferred tax valuation reserve ...................................    2.9           -          -
     Other ............................................................    3.0        (0.2)      (4.8)
                                                                         -----       -----      -----
     Effective tax rate ...............................................  (21.9)%     (38.1)%     40.4%
                                                                         =====       =====      =====

NOTE 8 - LONG-TERM DEBT

     The Company has a revolving credit facility and a line of credit for issuance of Documentary Letters of Credit with SouthTrust Bank, N.A. Effective February 19, 2002, the Company entered into a Third Amendment and Forbearance Agreement ("Third Amendment") relating to its original Credit Facility Agreement with SouthTrust. The Third Amendment provides a revolving credit facility up to $15.0 million and an additional line of credit for issuance of Documentary Letters of Credit up to $4.0 million. The availability under the combined facility is limited to a borrowing base as defined in the Third Amendment and the original Credit Facility Agreement.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

       Advances under the revolving credit facility and line of credit as amended are broken down into two components for the calculation of interest expense: the London Interbank Offered Rate (LIBOR) component that accrues interest at the LIBOR rate plus 1 1/2% to 2 1/2%, and a base rate component that accrues interest at prime plus 1 1/4%. The rates are scaled based upon the Company's funded debt as defined in the original Credit Facility Agreement. Prior to the Second Amendment and pursuant to the terms of the First Amendment dated November 13, 2000, the LIBOR component accrued interest at the LIBOR rate plus 3%, and the base rate component accrued interest at prime plus 1 1/4 %. The Company also has in effect an interest rate swap derivative that fixes the interest rate for advances under the LIBOR component at 7.79% plus the applicable margin for borrowing levels of $5.0 million, which expires on June 2, 2003. As of June 29, 2002, amounts outstanding of $5.0 million were advanced under the LIBOR component at a rate of 1.84% plus 2.5%. The facility is secured by all the assets of the Company.

       The Credit Facility as amended by the Third Amendment contains specific covenants that require, among other things, the Company to maintain specified EBITDA targets for each month through July 31, 2002. The Company was in compliance at June 29, 2002 with its bank covenants.

       Effective July 31, 2002, the Company executed a Fourth Amendment to the credit facility with SouthTrust. The amendment extends the maturity date to December 31, 2002, decreases the revolving credit facility to $13.0 million and increases the line of credit to $6.0 million. In addition, it requires the Company to meet specific EBITDA targets for each month through maturity. As of June 29, 2002, the Company had $3.8 million available under its credit facility.

       Other long-term obligations primarily include trade debt with payment dates beyond one year. Effective February 2002, the Company restructured its payment terms with Lonati S.p.A., its largest supplier, on current trade obligations amounting to $5.2 million, less $1.0 million owed to the Company. The net balance of $4.2 million is payable over a 24-month period commencing March 1, 2004. The restructured terms also include an interest charge at 6% per annum, payable quarterly commencing September 2002. The agreement also provides the Company through February 2006 with exclusive distribution rights for Lonati's product line and the ability to purchase in U.S. dollars. In consideration, the Company entered into a non-binding agreement and is in the process of amending its License Agreement with Todd Motion Controls, Inc. ("TMC") and SRA, an affiliate of Lonati, whereby license fees previously due under this agreement would be eliminated, commencing January 1, 2002. Previously, the agreement provided for quarterly license fees of $125,000 payable to the Company through December 2004. At June 29, 2002, the Company was in violation of one of its covenants related to the Lonati agreement and obtained a waiver from Lonati and its subsidiaries for the violation.

       The Company also restructured a refundable customer deposit in the amount of $1.2 million included in trade notes payable below, to a two-year period, payable monthly commencing January 31, 2002. The amount of this obligation bears no interest.

       Long-term debt consists of:

                                                  June 29, 2002                 June 30, 2001
                                                 ---------------                --------------
                                                      Total                          Total
                                                      -----                          -----
Revolving Credit Facility ..................     $     5,000,000                $   10,978,000
Trade notes payable ........................           6,109,000                       844,000
                                                 ---------------                --------------
Total ......................................          11,109,000                    11,822,000
Current maturities .........................          (6,565,000)                     (844,000)
                                                 ---------------                --------------
                                                 $     4,544,000                    10,978,000
                                                 ===============                ==============

       Annual maturities of long-term debt excluding capital lease obligations are:

        2003 ...............................     $     6,565,000
        2004 ...............................           1,025,000
        2005 ...............................           2,112,000
        2006 ...............................           1,407,000
                                                 ---------------
                                                 $    11,109,000
                                                 ===============

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 9 -- STOCK OPTIONS

       The Company has reserved 450,000 and 155,000 shares of Common Stock under employee stock plans adopted in 1995 and 2000, respectively. As of June 29, 2002, options to purchase 444,500 and 5,000 were outstanding under the 1995 and 2000 Plans, respectively. Generally, outstanding options become exercisable in two to four years from the grant date. All options, subject to certain exceptions with regard to termination of employment and the percentage of outstanding shares of common stock owned, must be exercised within ten (10) years of the grant date. The option price under the 1995 and 2000 Plans are not limited and may be less than 100% of the fair market value on the date of the grant. The Company has reserved 15,000 shares of Common Stock under a non-employee directors stock option plan adopted in 1995. As of June 29, 2002, 14,250 options to purchase were outstanding under this plan. Each option granted under the Plan becomes exercisable in cumulative increments of 50% and 100% on the first and second anniversaries of the date of the grant, respectively, and subject to certain exceptions must be exercised within ten (10) years from the date of the grant. The option price equals the fair market value per share of Common Stock on the date of the grant. A summary of employee and non-employee directors stock option transactions and other information for 2002, 2001 and 2000 follows:

                                                                                     Year Ended
                                              -----------------------------------------------------------------------------------
                                                                 Weighted                    Weighted                    Weighted
                                                    June 29,     Average       June 30,      Average       July 1,       Average
                                                      2002       Price/Sh       2001         Price/Sh       2000         Price/Sh
                                                  -----------    --------    -----------     --------    -----------     --------
Shares under option, beginning of year .....          442,000    $   4.56        478,163     $   4.81        452,385     $   4.84
Options granted ............................           34,000        0.63         45,000         1.00         49,500         4.53
Options exercised ..........................                -           -         (3,000)        0.75        (23,722)        4.81
Options expired ............................          (12,250)       3.87        (78,163)        4.08              -            -
                                                    ---------    --------      ---------     --------      ---------     --------
Shares under option, end of year ...........          463,750    $   4.29        442,000     $   4.56        478,163     $   4.81
                                                    =========    ========      =========     ========      =========     ========
Options exercisable ........................          455,000                    384,500                     427,163
                                                    =========                  =========                   =========
Prices of options exercised ................                -                  $    0.75                   $    0.75 to
                                                                                                           $    4.95
Prices of options outstanding, end of ......        $    0.56 to               $    1.00 to                $    0.75 to
year .......................................        $    6.31                  $    6.31                   $    6.31

       The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Accordingly, no compensation cost has been recognized for the stock option plans. The fair value of these options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal years 2002, 2001 and 2000: expected lives of 10.0 years, expected volatility of 73.9% for fiscal year 2002, 70.4% for fiscal year 2001 and 53% for fiscal year 2000, risk-free interest rate of 4.9% for 2002, 5.4% for 2001 and 6.5% for 2000, and dividend yield of 0.0% for all three years.

       The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions and changes in these assumptions can materially impact the fair value of the options and the Company's options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options. The estimated fair value of stock options granted during fiscal years 2002, 2001 and 2000 was $0.63, $1.00 and $3.36 per share, respectively.

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

                                                                 Year Ended          Year Ended        Year Ended
                                                                June 29, 2002      June 30, 2001      July 1, 2000
                                                                -------------      -------------      ------------
         Pro forma net (loss) income .........................  $  (5,402,000)     $  (5,914,000)     $    670,000
         Pro forma basic (loss) earnings per share ...........  $       (1.66)     $       (1.82)     $       0.20
         Pro forma diluted (loss) earnings  per share ........          (1.66)             (1.82)             0.21

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         The following table summarizes information about stock options outstanding at June 29, 2002:

                                      Options Outstanding                               Options Exercisable
                     --------------------------------------------------------- ----------------------------------------
                        Number of      Weighted-Average                              Number          Weighted-Average
        Range of       Outstanding        Remaining        Weighted-Average        Exercisable        Exercise Price
     Exercise price    at 6/29/02      Contractual Life     Exercise Price         at 6/29/02
    -------------------------------------------------------------------------------------------------------------------
    $   0 to 2            79,000             8.4                 0.84                 70,250               0.87
        2 to 4           124,000             3.4                 3.05                124,000               3.05
        4 to 6           188,750             4.5                 5.83                188,750               5.83
        6 to 8            72,000             5.0                 6.31                 72,000               6.31
                         -------                                                     -------
                         463,750                                                     455,000
                         =======                                                     =======

NOTE 10 -- DEFERRED COMPENSATION PLANS

       The Company has deferred compensation agreements with one active and one retired employee providing for remaining payments amounting to $1,285,000. One agreement, as modified, has been in effect since 1972 and the second agreement was effective October 1989. The earliest of the agreements matured in December 1998. The agreements provide for monthly payments on retirement or death benefits over fifteen year periods. The agreements are funded under trust agreements whereby the Company pays to the trust amounts necessary to meet the obligations under the deferred compensation agreements.

       Charges to operations applicable to those agreements were $94,000, $20,000 and $30,000 for the fiscal years 2002, 2001 and 2000, respectively.

NOTE 11 -- EMPLOYEES' RETIREMENT PLAN

During 1989, the Company adopted a 401(k) retirement plan for all qualified employees of the Company to participate in the plan. Employees may contribute a percentage of their pretax eligible compensation to the plan. In prior years, the Company made discretionary contributions that matched 50% of each employee's contribution up to 4% of pretax eligible compensation. During 2002, the Company ceased matching contributions. The Company's discretionary contributions totaled approximately $33,000, $173,000 and $163,000 in fiscal years 2002, 2001 and
2000, respectively.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

       The Company had outstanding commitments backed by letters of credit of approximately $5,012,000 and $5,321,000 at June 29, 2002 and June 30, 2001,
respectively, relating to the purchase of machine inventory for delivery to customers.

         The Company filed a lawsuit with one of its customers for nonperformance associated with certain sales contracts. On July 30, 2001, the defendant filed a counterclaim alleging damages due to delay in delivery of machines and defects in operation in the amount of $6.8 million (Canadian) or approximately U.S. $4.3 million, plus interest and penalties in an unspecified amount. Based upon discussions with its legal counsel, the Company believes the counterclaim is without merit and intends to defend its position vigorously.

       In the normal course of business, the Company is named in various other lawsuits. The Company vigorously defends such lawsuits, none of which are expected to have a material impact on operations, either individually or in the aggregate.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 13 -- SEGMENT INFORMATION

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

                                                            Total Textile      Total Laundry
                                                               Segment            Segment         Corporate           Total
                                                            -------------      -------------    -------------     --------------
Net Revenues ......................................  2002   $  31,548,000      $  25,555,000    $           -     $   57,103,000
                                                     2001      47,337,000         34,896,000                -         82,233,000
                                                     2000      85,370,000         29,812,000                -        115,182,000

Earnings (Loss) before Interest & Taxes ...........  2002      (3,956,000)(2)        220,000       (1,176,000)        (4,912,000)
                                                     2001      (6,398,000)(3)        714,000       (1,369,000)        (7,053,000)
                                                     2000       4,481,000            145,000       (1,307,000)         3,319,000

Total Assets ......................................  2002      30,258,000          9,789,000                -         40,047,000
                                                     2001      43,339,000         14,570,000       (3,036,000)        54,873,000
                                                     2000      55,328,000         13,499,000         (572,000)        68,255,000

Capital Expenditures ..............................  2002          10,000                  -                -             10,000
                                                     2001         182,000             37,000                -            219,000
                                                     2000       3,214,000             59,000                -          3,273,000

Depreciation and Amortization .....................  2002         684,000             63,000          246,000           993,000(1)
                                                     2001         914,000            447,000           92,000          1,453,000
                                                     2000         967,000            471,000          133,000          1,571,000

Interest Expense (Income) .........................  2002         845,000              8,000        1,077,000          1,930,000
                                                     2001         963,000             28,000        1,431,000          2,422,000
                                                     2000         727,000              8,000        1,238,000          1,973,000

------------
(1)  The Company discontinued amortization of goodwill in 2002.
(2) The textile segment includes a $1.0 million loss on impairment of goodwill in 2002.
(3) In 2001, the loss before interest and taxes for the textile segment included a one-time loss on settlement of uncommitted cash flow foreign currency derivative contracts of $3.9 million.

NOTE 14 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                       Year Ended
                                                               ----------------------------------------------------------
                                                                     June 29,            June 30,            July 1,
                                                                       2002                2001               2000
                                                                   ------------        ------------        -----------
Cash paid (received) during year for:
  Interest expense ..........................................      $  1,951,000        $  2,389,000        $ 2,054,000
  Income taxes ..............................................        (2,775,000)           (304,000)           873,000

Non-Cash Investing and Financing Transactions:

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

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 15 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       The following table presents unaudited supplemental quarterly financial information for the years ended June 29, 2002 and June 30, 2001:

                                                                         QUARTER ENDED

                                       September 29, 2001   December 29, 2001     March 30, 2002        June 29, 2002
                                       ------------------   -----------------     --------------        -------------
2002
Revenues ............................  $       12,177,000   $      15,107,000     $   12,932,000        $  16,887,000
Gross Profit ........................           1,490,000           2,094,000          1,715,000            2,460,000
Operating Income (loss) .............          (1,622,000)           (738,000)        (2,303,000)(a)         (249,000)
Income (loss) before taxes ..........          (2,177,000)         (1,320,000)        (2,702,000)            (643,000)
Net Income (loss) ...................  $       (1,427,000)  $      (1,040,000)    $   (2,214,000)       $    (661,000)

Basic earnings (loss) per share .....  $            (0.44)  $           (0.32)    $        (0.68)               (0.20)
Diluted earnings (loss) per share ...               (0.44)              (0.32)             (0.68)               (0.20)

                                       September 30, 2000   December 30, 2000     March 31, 2001        June 30, 2001
                                       ------------------   -----------------     --------------        -------------
2001
Revenues ............................  $       20,896,000   $      17,811,000     $   21,164,000        $  22,362,000
Gross Profit ........................           1,548,000           2,405,000          3,503,000            4,266,000
Operating Income (loss) .............          (2,344,000)         (1,516,000)            25,000              708,000
Income (loss) before taxes ..........          (2,856,000)         (6,089,000)(b)       (601,000)              71,000
Net Income (loss) ...................  $       (1,783,000)  $      (3,751,000)    $     (371,000)       $      42,000

Basic earnings (loss) per share .....  $          $ (0.55)  $           (1.15)    $        (0.11)       $        0.01
Diluted earnings (loss) per share ...               (0.55)              (1.15)             (0.11)                0.01

------------
(a) The textile segment includes a $1.0 million goodwill impairment charge in 2002.
(b) In 2001, the loss before interest and taxes for the textile segment included a one-time loss on settlement of uncommitted cash flow foreign currency derivative contracts of $3.9 million.

       Earnings (loss) per share calculation for each quarter are based on the weighted average shares outstanding for each period. The sum of the quarters may not necessarily be equal to the full year earnings (loss) per share amount.

NOTE 16 -- OPERATIONS

       As shown in the accompanying financial statements, the Company's sales have decreased to $57.1 million in 2002 from $82.2 million in 2001 and $115.2 million for fiscal 2000. In addition, the Company incurred net losses of $5.3 million in 2002 and $5.8 million in 2001. The Company believes that the decrease in sales over the previous two years are due, in large part, to the delay in the sales of closed toe machines and the slowdown in the overall economy. However, the Company believes that the trend in sales has stabilized. Factors contributing to the losses in 2002, include the $1 million goodwill impairment charge. Factors that have contributed to the losses for 2001 include losses from the use of lira hedging contracts for anticipate sales that were postponed or cancelled.

       The Company has responded to the decrease in sales by reducing its personnel in all departments, restructuring its commission arrangement with sales personnel, and reducing general and administrative expenses, including a reduction of the lease payments for its main facility. In addition, the Company has reduced its bank financing, and interest expense through aggressive asset management. To further improve its available cash, the Company has entered into extended payment terms with Lonati and its subsidiaries. The Company is currently in discussions with potential lenders regarding refinancing its credit facility, which is scheduled to expire on December 31, 2002. There can be no assurances the Company will be able to refinance this debt with another lender on a timely basis, on commercially reasonable terms, or at all.

                            [BDO SEIDMAN LETTERHEAD]



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


SPEIZMAN INDUSTRIES, INC.


The audits referred to in our report dated August 30, 2002, relating to the consolidated financial statements of Speizman Industries, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



Charlotte, North Carolina                              BDO Seidman, LLP
August 30, 2002

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

Column A                                     Column B     Column C     Column D      Column E     Column F
--------                                     --------     --------     --------      --------     --------
                                            Balance at   Charged to   Charged to    Deductions     Balance
                                            beginning    costs and       other         from        at end
Description                                 of period     expenses     accounts      reserves     of period
-----------                                 ---------     --------     --------      --------     ---------
Fiscal year ended July 1, 2000:
    Reserve for doubtful accounts ........  $  646,000   $  259,000    $     -       $ 303,000   $  602,000
                                            ----------   ----------    -------       ---------   ----------
    Reserve for inventory obsolescence ...  $  736,000   $  807,000    $     -       $ 230,000   $1,313,000
                                            ----------   ----------    -------       ---------   ----------
Fiscal year ended June 30, 2001:
    Reserve for doubtful accounts ........  $  602,000   $  413,000    $     -       $ 268,000   $  747,000
                                            ----------   ----------    -------       ---------   ----------
    Reserve for inventory obsolescence ...  $1,313,000   $  689,000    $     -       $ 430,000   $1,572,000
                                            ----------   ----------    -------       ---------   ----------
Fiscal year ended June 29, 2002:
    Reserve for doubtful accounts ........  $  747,000   $  535,000    $     -       $ 463,000   $  819,000
                                            ----------   ----------    -------       ---------   ----------
    Reserve for inventory obsolescence ...  $1,572,000   $1,432,000    $     -       $ 443,000   $2,561,000
                                            ----------   ----------    -------       ---------   ----------

                            SPEIZMAN INDUSTRIES, INC.
                                INDEX TO EXHIBITS

  Exhibit
   Number                          Description of Exhibit
  -------                          ----------------------
  3.1 Certificate of Incorporation of Speizman Industries, Inc. (the "Company"). (Incorporated by reference to Exhibit 3.1 contained in the Company's Registration Statement on Form S-1 (the "1993 Form S-1"), registration number 33-69748, filed with the Securities and Exchange Commission (the "Commission") on September 30, 1993, and amendments thereto.)
  3.2 Certificate of Amendment to Certificate of Incorporation of the Company, dated December 4, 1978. (Incorporated by reference to
           Exhibit 3.2 contained in the 1993 Form S-1.)
  3.3 Certificate of Amendment to Certificate of Incorporation of the Company, dated February 8, 1993. (Incorporated by reference to
           Exhibit 3.3 contained in the 1993 Form S-1.)
  3.4 Certificate of Amendment of Certificate of Incorporation of the Company, dated January 31, 1997. (Incorporated by reference to
           Exhibit 10.4 contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997, File No.0-8544, filed with the Commission on September 26, 1997 (the "1997 Form 10-K").)
  3.5 Certificate of Amendment of Certificate of Incorporation of the Company, dated January 7, 2002. (Incorporated by reference to Exhibit 10(a) contained in the Company's Quarterly Report on Form 10-Q for quarter ended December 29, 2001, File No. 0-8544, filed with the Commission on February 12, 2002 (the "December 29, 2001 Form 10-Q").)
  3.6 Bylaws of the Company, as amended November 7, 1978. (Incorporated by reference to Exhibit 3.6 contained in the 1993 Form S-1.)
  4.1 Certificate of Incorporation of the Company as currently in effect (included as Exhibits 3.1 through 3.5). (Incorporated by reference to Exhibit 4.1 contained in the 1993 Form S-1.)
  4.2 Bylaws of the Company, as amended November 7, 1978. (Incorporated by reference to Exhibit 4.2 contained in the 1993 Form S-1.)
  4.3      Specimen Common Stock Certificate. (Incorporated by reference to
           Exhibit 4.3 contained in the 1993 Form S-1.)
  10.1 Agency Agreement between the Company and Lonati, S.r.l., Brescia, Italy ("Lonati"), dated January 2, 1992, relating to the Company's distribution of machines in the United States. (Incorporated by reference to Exhibit 10.1 contained in the 1993 Form S-1.)
  10.2 Agency Agreement between the Company and Lonati, dated January 2, 1992, relating to the Company's distribution of machines in Canada. (Incorporated by reference to Exhibit 10.2 contained in the 1993 Form S-1.)
  10.3 Distribution Agreement by and between Company and Lonati, dated January 2, 1997, relating to the Company's distribution of circular knitting machines, ladies and men in Mexico. (Incorporated by reference to Exhibit 10.3 contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998, File No. 0-8544, filed with the Commission on September 25, 1998 (the "1998 Form 10-K").)
  10.4 Distribution Agreement by and between the Company and Lonati, dated December 3, 2001, relating to the Company's distribution of Lonati machines in Mexico. (Incorporated by reference to Exhibit 10(a) contained in the Company's Quarterly Report on Form 10-Q for quarter ended March 30, 2002, File No. 0-8544, filed with the Commission on May 14, 2002 (the "March 30, 2002 Form 10-Q").)
  10.5 First Amendment to Agency Agreement between the Company and Lonati effective May 3, 2001. Confidential Treatment requested pursuant to a request for confidential treatment filed with the SEC on September 28, 2001. The portions of the exhibit for which confidential treatment has been requested have been omitted from the exhibit. The omitted information has been filed separately with the Commission as part of the confidential treatment request. (Incorporated by reference to Exhibit 10.4 contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 0-8544, filed with the Commission on September 28, 2001 (the "2001 Form 10-K").)
  10.6 Second Amendment to Agency Agreement and Forbearance Agreement between the Company and Lonati effective February 1, 2002. (Incorporated by reference to Exhibit 10(f) contained in the March 30, 2002 Form 10-Q.)
  10.7 Agency Agreement between the Company and Santoni, S.r.l., Brescia, Italy ("Santoni"), dated January 2, 1992 ("Santoni Agreement"). (Incorporated by reference to Exhibit 10.3 contained in the 1993 Form S-1.)

  10.8 Letter from Santoni relating to the Santoni Agreement, dated June 8, 1992. (Incorporated by reference to Exhibit 10.4 contained in the 1993 Form S-1.)
  10.9 Letter Agreement between the Company and Santoni relating to the Santoni Agreement, dated July 21, 1993. (Incorporated by reference to
           Exhibit 10.5 contained in the 1993 Form S-1.)
  10.10    Agreement between the Company and Santoni effective February 1, 2002.
  10.11 Distributorship Agreement between the Company and Conti Complett, S.p.A., Milan, Italy, dated October 2, 1989.
  10.12 Letter Agreement between Speizman Yarn Equipment, Inc. and Margasa, dated June 15, 1999. (Incorporated by reference to Exhibit 10.10 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1999, File No. 0-8544, filed with the Commission on October 1, 1999 (the "1999 Form 10-K".)
  10.13 Letter Agreement between Speizman Yarn Equipment, Inc. and Margasa, dated January 23, 2001. (Incorporated by reference to Exhibit 10.10 contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, File No. 0-8544, filed with the Commission on September 29, 2001 (the "2001 Form 10-K".)
  10.14 Split Dollar Insurance Agreement, dated January 15, 1992, between the Company and Richard A. Bigger, Jr., Successor Trustee of the Robert
           S. Speizman Irrevocable Insurance Trust. (Incorporated by reference to Exhibit 10.13 contained in the 1993 Form S-1.)
  10.15 First Amendment to Split Dollar Insurance Agreement, dated September 4, 1996, between the Company and Richard A. Bigger, Jr., Successor Trustee of the Robert S. Speizman Irrevocable Insurance Trust.
  10.16 Lease Agreement by and between The Speizman LLC and the Company regarding corporate headquarters and warehouse, dated as of December 1, 1999. Incorporated by reference to Exhibit 10.15 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2000, File No. 0-8544, filed with the Commission on September 30, 2000 (the "2000 Form 10-K".)
  10.17 First Amendment to Lease Agreement, dated December 1, 1999 by and between The Speizman LLC and the Company, dated as of June 2000. (Incorporated by reference to Exhibit 10.18 contained in the 2000 Form 10-K.)
  10.18 Second Amendment to Lease Agreement by and between The Speizman LLC and the Company effective January 1, 2002. (Incorporated by reference to Exhibit 10(f) contained in the March 30, 2002 Form 10-Q.)
  10.19* 1991 Incentive Stock Option Plan, as Amended and Restated Effective September 20, 1993, of the Company. (Incorporated by reference to Exhibit 10.21 contained in the 1993 Form S-1.)
  10.20* Speizman Industries, Inc. 1995 Stock Option Plan. (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, registration number 333-06287, filed with the Commission on June 19, 1996.)
  10.21* Speizman Industries, Inc. Nonqualified Stock Option Plan as amended on October 4, 1996. (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, registration no. 333-23503, filed with the Commission on March 18, 1997.)
  10.22* Speizman Industries, Inc. Nonqualified Stock Option Plan as amended on September 29, 1997. (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, registration no. 333-46769, filed with the Commission on February 24, 1998.)
  10.23* Speizman Industries, Inc. 2000 Equity Compensation Plan of the Company. (Incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8, registration no. 333-74292, filed with the Commission on November 30, 2001.)
  10.24* Restated Deferred Compensation Agreement, dated May 22, 1989, between the Company and Josef Sklut, as amended by Amendment to Deferred Compensation Agreement, dated December 30, 1992 (the "Deferred Compensation Agreement"). (Incorporated by reference to Exhibit 10.27 contained in the 1993 Form S-1.)
  10.25* Restated Trust Agreement, dated May 22, 1989, between the Company and First Citizens Bank and Trust Company, as amended by First Amendment to Trust Agreement dated December 30, 1992, relating to the Deferred Compensation Agreement. (Incorporated by reference to Exhibit 10.28 contained in the 1993 Form S-1.)
  10.26* Executive Bonus Plan of the Company, adopted July 20, 1993. (Incorporated by reference to Exhibit 10.30 contained in the 1993 Form S-1.)
  10.27* Resolutions of the Company's Board of Directors dated November 15, 1995, extending Executive Bonus Plan adopted July 20, 1993. (Incorporated by reference to Exhibit 10.34 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 1995, File No. 0-8544, filed with the Commission on September 29, 1995 (the "1995 Form 10-K").)
  10.28 Redemption Agreement between the Company and Robert S. Speizman, dated May 31, 1974, as amended by Modified Redemption Agreement, dated April 14, 1987, Second Modified Redemption Agreement, dated September 30, 1991, and Third Modified Redemption Agreement, dated as of July 14, 1993. (Incorporated by reference to Exhibit 10.34 contained in the 1993 Form S-1.)
  10.29    Fourth Modified Redemption Agreement between the Company and Robert
           S. Speizman, dated September 14, 1994 as amended by Fifth Modified Redemption Agreement, dated September 26, 1995.

  10.30 Credit Facility Agreement by and between the Company and its subsidiaries and SouthTrust Bank, N.A., dated as of May 31, 2000. (Incorporated by reference to Exhibit 10.53 contained in the 2000 Form 10-K.)
  10.31 Amendment and Forbearance Agreement by and between the Company and its subsidiaries and SouthTrust, dated as of November 13, 2000. (Incorporated by reference to Exhibit 10(a) contained in the Company's Quarterly Report on Form 10-Q for quarter ended December 30, 2000, File No. 0-8544, filed with the Commission on February 13, 2001 (the "December 30, 2000 Form 10-Q".)
  10.32 Second Amendment and Forbearance Agreement by and between the Company and its subsidiaries and SouthTrust dated as of February 19, 2002. (Incorporated by reference to Exhibit 10.34 contained in the 2001 Form 10-K.)
  10.33 Third Amendment and Forbearance Agreement by and between the Company and its subsidiaries and SouthTrust dated as of February 19, 2002. (Incorporated by reference to Exhibit 10(c) contained in the March 30, 2002 Form 10-Q.)
  10.34 Fourth Amendment and Forbearance Agreement by and between the Company and its subsidiaries and SouthTrust dated as of July 31, 2002.
  10.35 Dealer Agreement by and between Pellerin Milnor Corporation and Wink Davis Equipment Company, Inc. ("Wink Davis"), dated July 1, 1989, relating to the Company's distribution of machines primarily in the southeastern United States and the Chicago, Illinois area. (Incorporated by reference to Exhibit 10.50 contained in the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1997, File No. 0-8544, filed with the Commission on September 26, 1997 (the "1997 Form 10-K").)
  10.36 Dealer Agreement between Pellerin Milnor Corporation and Wink Davis dated as of February 1, 2002. (Incorporated by reference to Exhibit 10(d) contained in the March 30, 2002 Form 10-Q.)
  10.37 Distributor Agreement by and between Chicago Dryer Corporation ("CDC") and Wink Davis, dated January 1, 1994, relating to the distribution of certain items of CDC's commercial laundry equipment. (Incorporated by reference to Exhibit 10.51 contained in the Company's 1997 Form 10-K.)
  10.38 Lease Agreement by and between The Speizman LLC, II and Wink Davis, dated as of March 1, 2000 relating to the Wink Davis Charlotte, North Carolina office. (Incorporated by reference to Exhibit 10.61 contained in the 2000 Form 10-K.)
  10.39 Commercial Lease between Master Distributors, Inc. t/a Atlantic Beverage Co., Inc. and Wink Davis, dated as of September 6, 2001, relating to the Maryland office. (Incorporated by reference to
           Exhibit 10(e) contained in the March 30, 2002 Form 10-Q.)
  10.40 Industrial Building Lease between Kensington Partners, Ltd. and Wink Davis, dated as of April 25, 2002, relating to the Wood Dale, Illinois office.
  10.41 License Agreement by and between Todd Motion Controls, Inc and SRA srl ("SRA"), dated October 4, 2000. (Incorporated by reference to
           Exhibit 10(b) contained in the Company's December 30, 2000 Form
           10-Q.)
  10.42 First Amendment to License Agreement and Grant of Distributorship between SRA and the Company and its subsidiaries dated July 16, 2002.
  10.43 Agreement between Tecnopea SrL and the Company, effective as of February 1, 2002.
  21       List of Subsidiaries
  23       Consent of BDO Seidman, LLP
  99.1     Certification of Principal Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  99.2     Certification of Principal Financial Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------
* Represents a management contract or compensatory plan or arrangement of the Registrant.