Form 10-Q
period 2002-09-28
SPEIZMAN INDUSTRIES INC
filed 2002-11-18
CIK 92827

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.    20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

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

 YES  ☑                   NO  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at November 8, 2002
Par value $.10 per share	3,255,428

AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION:	Page No.

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets	3-4

Condensed Consolidated Statements of Operations	5

Condensed Consolidated Statements of Cash Flows	6

Condensed Consolidated Statements of Stockholders’ Equity	7

Notes to Condensed Consolidated Financial Statements	8-11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-19

Item 3. Quantitative and Qualitative Disclosure about Market Risk	20

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION:

Item 6. Exhibits and reports on Form 8-K	21

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28,	June 29,
	2002	2002

	(unaudited)

ASSETS

CURRENT:
Cash and cash equivalents	$1,000	$970,000
Accounts receivable, less allowances of $810,000 and $819,000	11,575,000	10,144,000
Inventories	11,753,000	13,542,000
Income tax refund	587,000	523,000
Deferred tax asset, current	1,773,000	1,773,000
Prepaid expenses and other current assets	1,558,000	1,004,000

TOTAL CURRENT ASSETS	27,247,000	27,956,000

PROPERTY AND EQUIPMENT:
Building and leasehold improvements	6,890,000	6,887,000
Machinery and equipment	942,000	939,000
Furniture, fixtures and transportation equipment	1,554,000	1,575,000

Total	9,386,000	9,401,000
Less accumulated depreciation and amortization	(3,232,000)	(3,089,000)

NET PROPERTY AND EQUIPMENT	6,154,000	6,312,000

DEFERRED TAX ASSET, LONG TERM	1,587,000	1,561,000
OTHER LONG-TERM ASSETS	707,000	428,000
GOODWILL, NET OF ACCUMULATED AMORTIZATION	3,790,000	3,790,000

	$39,485,000	$40,047,000

See accompanying notes to condensed consolidated financial statements

SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28,	June 29,
	2002	2002

	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,549,000	$9,994,000
Customers’ deposits	1,623,000	1,779,000
Accrued expenses	639,000	545,000
Current maturities of long-term debt	6,740,000	6,565,000
Current maturity of obligation under capital lease	126,000	121,000

TOTAL CURRENT LIABILITIES	18,677,000	19,004,000

Long-term debt	4,437,000	4,544,000
Obligation under capital lease	4,347,000	4,380,000

TOTAL LIABILITIES	27,461,000	27,928,000

STOCKHOLDERS’ EQUITY:
Common stock – par value $.10; authorized 12,000,000 shares at September 28, 2002 and 20,000,000 shares at June 30, 2001, issued 3,396,228, outstanding 3,255,428	340,000	340,000
Additional paid-in capital	13,047,000	13,047,000
Accumulated other comprehensive loss	(137,000)	(169,000)
Accumulated deficit	(639,000)	(512,000)

Total	12,611,000	12,706,000
Treasury stock, at cost, 140,800 shares	(587,000)	(587,000)

TOTAL STOCKHOLDERS’ EQUITY	12,024,000	12,119,000

	$39,485,000	$40,047,000

See accompanying notes to condensed consolidated financial statements

SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended

	September 28, 2002	September 29, 2001
	(13 Weeks)	(13 Weeks)

	(unaudited)	(unaudited)

REVENUES	$16,828,000	$12,177,000

COST OF SALES	14,218,000	10,687,000

GROSS PROFIT	2,610,000	1,490,000

SELLING EXPENSES	1,010,000	1,512,000

GENERAL AND ADMINISTRATIVE EXPENSES	1,374,000	1,599,000

OPERATING INCOME (LOSS)	226,000	(1,621,000)

NET INTEREST EXPENSE	400,000	556,000

LOSS BEFORE TAX BENEFIT	(174,000)	(2,177,000)

TAX BENEFIT	(47,000)	(750,000)

NET LOSS	$(127,000)	$(1,427,000)

Basic loss per share
Diluted loss per share	$(0.04)	$(0.44)
	$(0.04)	$(0.44)
Weighted average shares Outstanding:
Basic	3,255,428	3,255,428
Diluted	3,255,428	3,255,428

See accompanying notes to condensed consolidated financial statements

  SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)

For the Three Months Ended

	09-28-02	09-29-01
	(13 Weeks)	(13 Weeks)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(127,000)	$(1,427,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	164,000	216,000
Amortization	-	61,000
Provision for inventory obsolescence	-	90,000
Provision for losses on accounts receivable	-	30,000
Deferred income taxes	(47,000)	(750,000)
Gain on disposal of assets	-	(4,000)
Decrease (increase) in:
Accounts receivable	(1,431,000)	6,818,000
Inventories	1,789,000	(755,000)
Prepaid expenses and other current assets	(618,000)	(355,000)
Other assets	(279,000)	31,000
(Decrease) increase in:
Accounts payable	(445,000)	(4,081,000)
Accrued expenses and customers’ deposits	(9,000)	(556,000)

Net cash used in operating activities	(1,003,000)	(682,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,000)	(9,000)
Proceeds on sale of assets	-	6,000

Net cash used in investing activities	(6,000)	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit agreement	500,000	698,000
Principal payments on capital lease obligation	(28,000)	(13,000)
Principal payments on long-term debt	(585,000)	-
Proceeds from notes payable	153,000	-

Net cash used in financing activities	40,000	685,000

NET INCREASE (DECREASE) IN CASH	(969,000)	-
CASH AND CASH EQUIVALENTS at beginning of period	970,000	-

CASH AND CASH EQUIVALENTS at end of period	$1,000	$-

Supplemental Disclosures:
Cash paid during period for:
Interest	$493,000	$475,000
Income taxes	64,000	40,000

See accompanying notes to condensed consolidated financial statements

SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Comprehensive Loss

BALANCE, JULY 2, 2000	3,393,228	$339,000	$13,045,000	$10,693,000	$-	$(587,000)	$
Net loss	-	-	-	(5,863,000)	-	-		(5,863,000)
Accumulated Comprehensive loss - Interest rate swap, net of tax	-	-	-	-	(264,000)	-		(264,000)

Comprehensive Loss	-	-	-	-	-	-		$(6,127,000)

Exercise of stock options	3,000	1,000	2,000	-	-	-

BALANCE, JUNE 30, 2001	3,396,228	340,000	13,047,000	4,830,000	(264,000)	(587,000)
Net loss	-	-	-	(5,342,000)	-	-		$(5,342,000)
Accumulated Comprehensive Income - Interest rate swap, net of tax	-	-	-	-	95,000	-		95,000

Comprehensive Loss	-	-	-	-	-	-		$(5,247,000)

BALANCE, JUNE 29, 2002	3,396,228	$340,000	$13,047,000	$(512,000)	$(169,000)	$(587,000)
Net loss	-	-	-	(127,000)	-	-		(127,000)
Accumulated Comprehensive loss - Interest rate swap, net of tax	-	-	-	-	32,000	-		32,000

Comprehensive Loss	-	-	-	-	-	-		$(95,000)

BALANCE, SEPTEMBER 28, 2002	3,396,228	$340,000	$13,047,000	$(639,000)	$(137,000)	$(587,000)

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

The accounting policies followed by the Registrant are set forth in the Registrant's Form 10-K for the fiscal year ended June 29, 2002, which is incorporated by reference.

Note 2.         Deferred Revenue

The Company, in some instances with its laundry equipment and services business, is engaged in installation projects for customers on a contract basis.  Some contracts call for progress billings.  In such cases, the Company uses the percentage of completion method to recognize revenue whereby sales are recorded based upon the ratio of costs incurred to total estimated costs at completion.  Deferred revenue was immaterial at September 28, 2002 and June 29, 2002.

Note 3.         Inventories

Inventories consisted of the following:

	September 28,	June 29,
	2002	2002

	(unaudited)
Machines	$6,950,000	$8,705,000
Parts and supplies	4,803,000	4,837,000

Total	$11,753,000	$13,542,000

Note 4.    Taxes on Income

Taxes on income are allocated to interim periods on the basis of an estimated annual effective tax rate.  Other comprehensive income (losses), if any, are net of an estimated deferred tax expense (benefit).  Deferred income taxes at September 28, 2002 and June 29, 2002 consisted primarily of net operating loss carryforwards.   The income tax refund represents the anticipated state and federal tax refund for the prior fiscal year.

Note 5.    Net Income (Loss) Per Share

Basic net loss per share includes no dilution and is calculated by dividing net loss by the weighted average number of common shares outstanding for the period.  Diluted net loss per share reflects the potential dilution of securities that could share in the net income of the Company, which consists of stock options using the treasury stock method.  In a period with a net loss, the weighted average shares outstanding will be the same for basic and diluted net loss per share.

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

The Company has historically entered into forward exchange contracts to reduce the foreign currency exchange risks associated with its committed and anticipated Euro denominated purchases, and not for speculation.  As of September 28, 2002, the Company had contracts to purchase approximately 232,000 Euro for approximately $230,000 for which the market value at September 28, 2002 was approximately $228,000.  Of these contracts, the Company had designated all of them as fair value hedges for committed purchase contracts.  For fair value hedges, changes in the fair value of the hedging instrument are recognized and the underlying hedged transaction in the statement of operations.  Any ineffective portion of fair value hedge is recognized immediately in the statement of operations.  The ineffective portion of the Company’s fair value hedges as of September 28, 2002 was immaterial.

The Company had one interest rate swap derivative designated as a cash flow hedge at September 28, 2002.  The change in the fair market value during the current year was a gain of $32,000 net of tax expense, and was recognized in Other Comprehensive Income/Loss at September 28, 2002.  For interest rate swap agreements, increases or reductions in interest expense are recognized in the periods in which they accrue.

Note 7.        Long-Term Debt

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

Advances under the revolving credit facility and line of credit as amended are broken down into two components for the calculation of interest expense: the London Interbank Offered Rate (LIBOR) component that accrues interest at the LIBOR rate plus 1½% to 2½%, and a base rate component that accrues interest at prime plus 1¼%.  The rates are scaled based upon the Company’s funded debt as defined in the original Credit Facility Agreement.  Prior to the Second Amendment and pursuant to the terms of the First Amendment dated November 13, 2000, the LIBOR component accrued interest at the LIBOR rate plus 3%, and the base rate component accrued interest at prime plus 1¼%.  The Company also has in effect an interest rate swap derivative that fixes the interest rate for advances under the LIBOR component at 7.79% plus the applicable margin for borrowing levels of $5.0 million, which expires on June 2, 2003.  As of September 28, 2002, amounts outstanding of $5.5 million were advanced under the LIBOR component at a rate of 1.84% plus 2.5%.  The facility is secured by all the assets of the Company.

The Credit Facility as amended by the Third Amendment contains specific covenants that require, among other things, the Company to maintain specified EBITDA targets for each month through July 31, 2002.  The Company maintained compliance with the bank covenants of the third amendment through its duration.

Effective July 31, 2002, the Company executed a Fourth Amendment to the credit facility with SouthTrust.  The amendment extends the maturity date to December 31, 2002, decreases the revolving credit facility to $13.0 million and increases the line of credit to $6.0 million.  In addition, it requires the Company to meet specific EBITDA targets for each month through maturity.  As of September 28, 2002, the Company had $4.8 million available under its credit facility.

Other long-term obligations primarily include trade debt with payment dates beyond one year.  Effective February 2002, the Company restructured its payment terms with Lonati S.p.A., its largest supplier, on current trade obligations amounting to $5.2 million, less $1.0 million owed to the Company.  The net balance of $4.2 million is payable over a 24-month period commencing March 1, 2004.  The restructured terms also include an interest charge at 6% per annum, payable quarterly commencing September 2002.  The agreement also provides the Company through February 2006 with exclusive distribution rights for Lonati’s product line and the ability to purchase in U.S. dollars.  At September 28, 2002, the Company was in compliance with all of its covenants related to the Lonati agreement.

In fiscal 2002, the Company restructured a refundable customer deposit in the amount of $1.2 million included in trade notes payable below, to a two-year period, payable monthly commencing January 31, 2002.  The amount of this obligation bears no interest.

Long-term debt consists of:

	September 28, 2002	June 29, 2002

	Total	Total

Revolving Credit Facility .................................	$5,500,000	$5,000,000
Trade notes payable..........................................	5,677,000	6,109,000

Total.....................................................................	11,177,000	11,109,000
Current maturities..............................................	(6,740,000)	(6,565,000)

	$4,437,000	$4,544,000

Note 8.         Segment Information

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

Ended March

 Segment

Segment

Corporate

 Total

Net Sales	2002	$8,487,000	8,341,000	-	$16,828,000
	2001	$6,867,000	5,310,000	-	$12,177,000

Earnings (Loss) before Interest &Taxes	2002	$237,000	252,000	(263,000)	$226,000
	2001	$(654,000)	(579,000)	(388,000)	$(1,621,000)

Capital Expenditures	2002	$6,000	-	-	$6,000
	2001	$7,000	2,000	-	$9,000

Depreciation and Amortization	2002	$156,000	8,000	-	$164,000
	2001	$195,000	21,000	61,000	$277,000

Interest Expense	2002	$171,000	1,000	228,000	$400,000
	2001	$265,000	1,000	290,000	$556,000

Total Assets
September 28, 2002 (unaudited)		$29,240,000	$10,111,000	$134,000	$39,485,000
June 29, 2002		$30,258,000	$9,789,000	$-	$40,047,000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

 Speizman Industries, Inc. is a major distributor of specialized industrial machinery, parts and equipment.  The Company operates primarily in two segments, textile equipment (“textile segment”) and laundry equipment and services (“laundry segment”).  In the textile segment, the Company distributes sock-knitting machines, other knitting equipment, automated boarding, finishing and packaging equipment used in the sock industry, and related parts.  In the laundry segment, the Company sells commercial and industrial laundry equipment, including the distribution of machines and parts as well as providing installation and after sales service.  The Company refers to its operations in the textile segment as Speizman Industries, and the laundry segment as Wink Davis Equipment Co., Inc. (“Wink Davis”).

RESULTS OF OPERATIONS

Revenues increased by 38.2% to $16.8 million first quarter 2003 from $12.2 million in first quarter 2002.  Revenues for the textile division increased by $1.6 million to $8.5 million in the first quarter from $6.9 million in the 2002 period.  Revenues for the laundry division increased from $5.3 million in the first quarter of 2002 to $8.3 million in the first quarter of 2003.   The increase in revenues reflects a 94.5% increase in new machinery sales in the laundry division and a 25.9% increase in new machinery sales in the textile division (primarily closed toe machines).  The Company shipped 200 closed toe machines during the first quarter of 2003 compared to 70 machines in 2002.  Shipments of new machines in the first quarter of 2002 were negatively impacted by the events of September 11.

First quarter gross profit increased from $1.5 million in 2002 to $2.6 million in 2003.  As a percentage of revenues, gross profit increased from 12.3% to 15.5%.  Gross margin increased in the textile division from 16.0% in 2002 to 18.1% in 2003.  The increase is primarily due to a reduction of approximately $203,000 in salaries included in cost of sales, $200,000 in other operating income associated with the forfeiture of a customer deposit, and $285,000 in other operating income related to the settlement of a dispute with one of the Company’s customers. Gross margins increased in the laundry division from 7.5% in 2002 to 12.9% in 2003.   This increase reflects a net improvement in gross margin for laundry services of $267,000 over the prior year first quarter and was partially offset by reduced margins in new equipment sales for larger projects.  Margins on larger projects are typically lower due to increased competition for those projects.  In the first quarter of 2003, the laundry services group had a positive gross margin of $127,000 compared to a negative gross margin of $140,000 in 2002.  The improved services gross margin reflects a 10.3% increase in service revenues and 27.2% decrease in service related expenses.

Selling expenses decreased 33.3% to $1.0 million in first quarter 2003 from $1.5 million in the same period last year.  As a percentage of sales, selling expenses decreased from 12.4% in the first quarter of 2002 to 6.0% in 2003.  The decrease reflects changes in the textile division’s sales compensation plan in the second quarter of fiscal 2002 that reduced the fixed component of the salesmen’s compensation.

General and administrative expenses decreased from $1.6 million (13.1% of sales) in 2002 to $1.4 million (8.2% of sales) in 2003.  The reduction reflects management’s continued emphasis on cost control, primarily in payroll and travel related expenses.  As a percentage of revenues, the reduction also reflects the increase in revenues noted above.

The reduction in net interest expense from $556,000 in 2002 to $400,000 in 2003 is due to a $60,000 reduction in interest on the Company’s capital lease obligation for its primary facility as a result of an amendment to the lease in January 2002.   The remaining decrease of $96,000 is primarily due to lower average borrowings on the Company’s revolving line of credit compared with the same period last year.

Benefit for income tax in the current quarter was $47,000 or 27% of the current pre-tax loss.  This compared to a benefit of $750,000 for income tax for the same period last year or 34% of the pre-tax loss.  The difference between the effective tax rates and the statutory tax rates are due to non-deductible expenses for tax purposes such as meal and entertainment expenses.

Net loss for the quarter ended September 28, 2002 was $127,000, or $0.04 per basic and diluted share, compared to a net loss of $1.4 million or $0.44 per basic and diluted share for the quarter ended September 29, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Over the past three fiscal periods, the Company satisfied its cash requirements from operations, borrowings under credit facility arrangements, and by negotiating extended terms of trade debt.  The Company has a revolving credit facility with SouthTrust Bank, N.A.  The agreement with SouthTrust as amended on July 31, 2002, expires on December 31, 2002 and provides a revolving line of credit up to $13.0 million and an additional line of credit for issuance of Documentary Letters of Credit up to $6.0 million.  The availability under the combined lines of credit is limited by the percentage of accounts receivable and inventory advance rates determined from time to time by SouthTrust.  As of November 6, 2002, the Company’s revolving line of credit was $7.9 million and the usage for documentary letters of credit was $3.9 million.  The unused amount available to the Company as determined by the Bank was $2.5 million.  Amounts outstanding under the line of credit for direct borrowings bear interest based upon two components:  London Interbank Offered Rate (LIBOR) plus the applicable margin (1.5% to 2.5%) for a short term fixed period and prime plus the applicable margin (0% to 1.25%) for the non-fixed period.  The rates vary based upon the Company’s funded debt as defined in the loan agreement.    In connection with the SouthTrust facility, the Company granted a security interest in all assets of the Company.

Working capital at September 28, 2002 was $8.6 million, a decrease of $400,000 from $9.0 million at June 29, 2002.  The working capital ratio at September 28, 2002 was 1.46 compared with 1.47 at June 29, 2002.  Net cash used by operating activities was $1.0 million for the three months ended September 28, 2002 compared with $682,000 used by operating activities during the same period in 2002.  Net cash used by operating activities in 2002 was primarily due to a net increase in accounts receivable of $1.4 million coupled with a decrease in accounts payable of $445,000 and was offset by reductions of inventory of $1.8 million.  The Company typically experiences a net use of cash from operations in its first fiscal quarter as its largest textile equipment vendor, Lonati, closes its plants for the month of August resulting in lower equipment sales in August and thus lower cash collections in September.

Cash used in investing activities were $6,000 and related to capital expenditures for office equipment.

The increase of $1.4 million in accounts receivable during the first quarter of fiscal 2003 primarily resulted from the greater than average shipment of textile equipment in September and relates to Lonati plant closings noted above.

The reduction in inventory of $1.8 million was primarily due to sales of textile equipment held for resale.

 Prepaid expenses and other current assets increased $554,000 during the first quarter of fiscal 2003.  The increase is primarily due to the payment of property and liability insurance premiums of $296,000 that are recorded as a prepaid asset and amortized over the year.

The Company’s credit facility with SouthTrust matures December 31, 2002.  The Company currently does not have the financial resources to repay this debt when it becomes due and will therefore need to refinance this debt prior to maturity.  There is no assurance that the Company will be able to refinance this debt with another lender on a timely basis, on commercially reasonable terms, or at all.  Additionally, the textile industry has continued to experience tightened lending practices from traditional financial institutions which may further hinder Speizman’s ability to refinance this debt, especially in light of Speizman’s recent financial losses.  If Speizman is unable to refinance this debt or obtain needed additional capital, it would be required to significantly reduce its operations, dispose of assets and/or sell additional securities on terms that could be dilutive to current stockholders.  However, there is no assurance that additional financing will be available when needed or desired on terms favorable to the Company or at all.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Impairment of Goodwill

In assessing the value of the Company’s goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine the carrying amount of the assets.  If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.  Effective July 1, 2001, the Company adopted Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets" and is now required to analyze goodwill for impairment issues on an annual basis.

Inventory and Bad Debt Reserves

In assessing the value of the Company’s accounts receivable and inventory, management must make assumptions regarding the collectibility of accounts receivable and the market value of the Company’s inventory.  In the case of accounts receivable, the Company considers the current and future financial condition of its customers and judgmentally determines the reserve required.  In the case of inventory, the Company considers recent sales of similar products, trends in the industry and other factors when establishing an inventory reserve.

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

OUTLOOK

Fiscal 2003 Equipment Bookings – The Company experienced a decline in equipment bookings in the textile division during the first three months of fiscal 2003.  Consistent with the cost saving initiatives that began in fiscal year 2001, the Company continues to look for ways to reduce its expenses to help mitigate the adverse effects from the decline in textile equipment bookings.

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

Knitted Fabric Equipment – Although the Company experienced an increase in demand in the first quarter of fiscal 2003, the overall market demand for seamless actionwear machines has decreased significantly since its peak two years ago.  The Company does not feel that this is the end of the demand for seamless type garments.  However, it now appears that only the large, well-capitalized underwear and lingerie firms who have significant resources with brand names and direct relationships with major retail outlets will have the ability to purchase significant quantities of additional seamless garment machines.

Wink Davis – The Company, through Wink Davis, maintains a strong presence in the United States industrial laundry segment through its sale of new equipment, parts and services.  Due to the combination of the slowing economy and the effects of September 11, the demand for on premise laundry equipment has declined significantly in the past 12 – 15 months.  However, in the first quarter of 2003, demand has increased slightly as the hospitality industry began to see a slight pickup in activity.  Proposals for larger installation projects continue to remain active; however, if successful, margins will continue to be slightly lower as a result of increased competition in a relatively tight market.

Other Areas of Development – The Company continually explores opportunities for additional growth including new relationships with manufacturers that have competitive product offerings in its existing market channels.  The Company has begun several initiatives geared toward increasing parts sales and service revenues in both textile and laundry divisions.

EMPLOYEES

As of September 28, 2002, the Company had 117 full-time domestic employees.  The Company’s employees are not represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute.  The Company considers its relations with its employees to be good.

BACKLOG

As of November 1, 2002, the Company’s backlog of unfilled equipment orders was approximately $8.8 million.  The period of time required to fill orders varies depending on the model ordered, manufacturers’ production capabilities, and availability of overseas shippers.  The Company typically fills its backlog within 12 months; however, orders constituting the current backlog are subject to customer cancellation, changes in delivery and machine performance.  As a result, the Company’s backlog may not necessarily be indicative of future revenue and will not necessarily lead to revenues in any future period.  Any cancellation, delay or change in orders which constitute our current or future backlog may result in lower than expected revenues.

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

OTHER RISK FACTORS

Risks Related to Speizman’s Bank Debt

As of November 14, 2002, Speizman had $8.1 million in borrowings under its line of credit facility with a commercial bank.  The scheduled maturity date for this facility is December 31, 2002.  The Company currently does not have the financial resources to repay this debt when it becomes due and will therefore need to refinance this debt prior to the maturity date.  There is no assurance that the Company will be able to refinance this debt with another lender on a timely basis, on commercially reasonable terms, or at all.  Additionally, the textile industry has continued to experience tightened lending practices from traditional financial institutions which may further hinder Speizman’s ability to refinance this debt, especially in light of Speizman’s recent financial losses.  If Speizman is unable to refinance this debt or obtain needed additional capital, it would be required to significantly reduce its operations, dispose of assets and/or sell additional securities on terms that could be dilutive to current stockholders.

Risks Related to Lonati Agreement

In May 2002, the Company and Lonati S.p.A. entered into an agreement, effective February 2002, providing for the amendment of their agreement under which Speizman distributes Lonati sock-knitting machines in the United States and Canada, and Lonati’s forbearance and payment restructuring with respect to $4.2 million of trade debt owed by Speizman to Lonati.  This amendment and forbearance agreement provides that the following events, among others, will constitute an event of default under Speizman’s distribution agreement with Lonati, as amended:

  failure to pay any amounts owed Lonati when due, which failure continues for 10 days after written notice;

  an event of default occurring under Speizman’s existing credit facility with SouthTrust; or

  failure to refinance its existing credit facility at maturity for a new term extending beyond July 31, 2003.

Upon the occurrence of an event of default, Lonati can terminate its distribution agreement with Speizman and can declare all amounts then due Lonati payable in full.

The Lonati and Santoni agreements allows Lonati to make sales directly to customers located in the Company’s distribution territories and pay the Company a commission as determined on a case by case basis.  If direct sales to customers became material, it would have an adverse effect on the Company’s profits since the commissions received by Speizman are typically less than the profits generated by equipment sales.

Risks Related to Wink Davis Contracts

The Company’s distributor agreements with Pellerin Milnor and Chicago Dryer are renewed on an annual basis.  If the Company lost the distribution rights to either of these product lines, it would have a material adverse impact on the revenues of the Company.

Speizman’s Ability to Return to Profitability

Due principally to a decline in sales, the Company incurred a net loss of $5.3 million in fiscal 2002.  In addition, Speizman incurred a net loss of $5.9 million in fiscal 2001 due principally to losses associated with foreign currency derivatives.  For the year ended June 29, 2002, the Company generated cash from operating activities of $7.0 million.  For the three months ended September 28, 2002, the Company used cash from operating activities of $1.0 million.  Although the Company reduced its net loss from $1.4 million in the first quarter of fiscal 2001 to $127,000 in the first quarter of fiscal 2002, Speizman will need to generate continued increases in its revenues to return to profitability and in order to generate cash from operating activities.

Speizman’s Large Amount of Debt Could Negatively Impact its Business and its Stockholders

Principally as a result of losses funded over the past two fiscal years, the Company is burdened with a large amount of debt.  Speizman’s large amount of debt could negatively impact its stockholders in many ways, including:

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

Relationship with Foreign Suppliers

The majority of Speizman Industries’ suppliers for textile parts and textile equipment are based in foreign countries primarily concentrated in Italy.  There can be no assurance that Speizman will not encounter significant difficulties in any attempt to enforce any provisions of the agreements with foreign manufacturers, or any agreement that may arise in connection with the placement and confirmation of orders for the machines manufactured by foreign manufacturers or obtain an adequate remedy for a breach of any such provision, due principally that they are foreign companies.

Dependence on Lonati

The Company's operations are substantially dependent on the net revenues generated from the sale of sock knitting and other machines manufactured by both Lonati S.p.A. and Santoni, S.p.A., Brescia, Italy, one of Lonati's subsidiaries, and the Company expects this dependence to continue. Sales of sock knitting and other machines manufactured by Lonati and Santoni generated an aggregate of approximately 31.9% and 30.4% of the Company's net revenues in fiscal 2002 and fiscal 2001, respectively.  The Company amended its agreement with Lonati for the sale of its machines effective February 2002 to be the exclusive agent through February 2006.  The Company has acted as the United States sales agent and distributor for certain machines manufactured by Lonati continuously since 1982.  The cost to the Company of Lonati machines, as well as the delivery schedule of these machines, are at the discretion of Lonati.  Management believes that the Company’s relationship with Lonati will continue to be strong as long as the Company generates substantial sales of Lonati machines; however, there can be no assurance that the Company will be able to do so or that the Company's relationship with Lonati will continue or will continue on its present terms.  Any decision by Lonati to sell machines through another distributor or directly to purchasers would have a material adverse effect on the Company.

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

Foreign Currency Risk

Historically, Speizman Industries’ purchases of foreign manufactured machinery and spare parts for resale were denominated in Italian lira or Euro dollars.  For purchases of machines that were denominated in Italian lira or Euro dollars, Speizman generally purchased foreign currency hedging contracts to compensate for anticipated dollar fluctuations; however, during fiscal year 2001, the Company experienced adverse effects utilizing lira hedging contracts for orders that were postponed or delayed.  Prior to fiscal year 2001 and for approximately 30 years, the Company did not experience any adverse effect from utilizing lira-

hedging contracts.  During fiscal year 2001, and in light of newer technology that was being delivered by Lonati represented by its newer version closed toe single cylinder sock knitting machine, and with previous experiences of delays associated with the development of its previous generation closed toe machine, the Company arranged with Lonati and its affiliates to purchase its products for resale in U.S. dollars.  Speizman’s arrangement to buy in U.S. dollars with Lonati contractually ends in February 2006.  As of September 28, 2002, the Company had contracts to purchase approximately 232,000 Euro for approximately $230,000 for which the market value at September 28, 2002 was approximately $228,000.  In the future, for purchases of machines that are supplied by other manufacturers that are denominated in Euro dollars, Speizman Industries feels its current practices enable the Company to adjust sales prices, or to commit to Euro dollar hedging contracts that effectively compensate for anticipated dollar fluctuations.

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

The Textile Segment is subject to the risks associated with certain categories in the textile industry, specifically, for socks, underwear, and actionwear garments.  The textile industry risks relating to socks, underwear, and actionwear garments include the impact of style and consumer preference changes.  These factors may contribute to fluctuations in the demand for the Company's sock knitting and packaging equipment and knitted fabric equipment products.  There has been a slowdown in underwear and actionwear garments that commenced during the second half of fiscal 2001; however, the Company has experienced a modest upturn in demand for its circular knitting machines used in the production of seamless undergarments, action wear, and swimsuits in recent months.

Nasdaq Listing

The Company’s Common stock has been listed on the Nasdaq SmallCap Market since March 20, 2001 and was listed on the Nasdaq National Market System from October 1993 to March 19, 2001.  The Company’s continued listing of its common stock on the Nasdaq SmallCap Market is subject to certain criteria which include a minimum bid of $1.00 as well as maintaining a minimum market value of public float of $1.0 million.  Since January 2002, the Company’s stock has been trading below $1.00.  On November 14, 2002, the closing per share bid price for the Company’s common stock was $0.25.  The Company has been notified by Nasdaq that unless its common stock maintains a closing bid price of at least $1.00 for a minimum period of 10 consecutive trading days by February 10, 2003, the Company’s common stock will be delisted.  If the Company is delisted, its common stock might trade in the OTC – Bulletin Board, which is viewed by most investors as a less desirable marketplace.  In such event, the market price of the common stock may be adversely impacted and a stockholder may find it difficult to dispose, or obtain accurate quotations as to the market value, of the Company’s common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

These hedging activities provide only limited protection against currency exchange risks.  Factors that could impact the effectiveness of the Company’s programs include volatility of the currency markets, and availability of hedging instruments.  All currency contracts that are entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation.  Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against the Euro in which the Company has anticipated purchase commitments, the Company’s earnings could be adversely affected if future sale prices cannot be increased because of market pressures. As of September 28, 2002, the Company had contracts to purchase approximately 232,000 Euro for approximately $230,000 for which the market value at September 28, 2002 was approximately $228,000.

The Company is also subject to interest rate exposure on $5.5 million of debt outstanding at September 29,  2002 that was priced at interest rates that float with the market.  The Company has an interest rate swap to hedge adverse interest rate changes on a portion of this debt; specifically for borrowing levels of $5.0 million, interest is fixed at 7.79%, exclusive of a margin for the bank at 250 basis points.  The swap expires June 2, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, under the supervision and with the participation of the Company’s management, including the Company’s chief executive and chief financial officers, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was performed.  Based on this evaluation, such officers have concluded that the Company’s disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to the Company required to be included in this report and the Company’s other reports that it files or submits under the Securities Exchange Act of 1934.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

SPEIZMAN INDUSTRIES, INC.
(Registrant)

Date: November 18, 2002	/s/ Robert S. Speizman
By: Robert S. Speizman
Title: President

Date: November 18, 2002	/s/ Paul R.M. Demmink
By: Paul R.M. Demmink
Title: CFO/Secretary-Treasurer

CERTIFICATIONS

                I, Robert S. Speizman, Chairman of the Board and President (Principal Executive Officer) of Speizman Industries, Inc., certify that:

                1.  I have reviewed this quarterly report on Form 10-Q of Speizman Industries, Inc.

                2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)        Evaluated the effectiveness of the registrant’s disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)        Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002

/s/Robert S. Speizman Robert S. Speizman Chairman of the Board and President

                I, Paul R.M. Demmink, Vice President-Finance, CFO, Secretary and Treasurer (Principal Financial Officer), of Speizman Industries, Inc., certify that:

                1.  I have reviewed this quarterly report on Form 10-Q of Speizman Industries, Inc.

                2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)        Evaluated the effectiveness of the registrant’s disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)        Presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002

/s/ Paul R.M. Demmink Paul R.M. Demmink Vice President-Finance, CFO, Secretary and Treasurer