Form 10-Q
period 2002-12-28
SPEIZMAN INDUSTRIES INC
filed 2003-02-11
CIK 92827

TABLE  OF CONTENTS

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.    20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2002

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

 YES  ☑                   NO  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at February 6, 2003
Par value $.10 per share	3,255,428

AND SUBSIDIARIES

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 28, 2002	June 29, 2002

	(unaudited)

ASSETS

CURRENT:
Cash and cash equivalents	$501,000	$970,000
Accounts receivable, less allowances of $904,000 and $819,000	13,892,000	10,144,000
Inventories	10,305,000	13,542,000
Income tax refund	56,000	523,000
Deferred tax asset, current	1,773,000	1,773,000
Prepaid expenses and other current assets	1,197,000	1,004,000

TOTAL CURRENT ASSETS	27,724,000	27,956,000

PROPERTY AND EQUIPMENT:
Building and leasehold improvements	6,890,000	6,887,000
Machinery and equipment	942,000	939,000
Furniture, fixtures and transportation equipment	1,563,000	1,575,000

Total	9,395,000	9,401,000
Less accumulated depreciation and amortization	(3,394,000)	(3,089,000)

NET PROPERTY AND EQUIPMENT	6,001,000	6,312,000

DEFERRED TAX ASSET, LONG TERM	1,518,000	1,561,000
OTHER LONG-TERM ASSETS	875,000	428,000
GOODWILL, NET OF ACCUMULATED AMORTIZATION	3,790,000	3,790,000

	$39,908,000	$40,047,000

See accompanying notes to condensed consolidated financial statements.

SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 28, 2002	June 29, 2002

	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,633,000	$9,994,000
Customers’ deposits	1,452,000	1,779,000
Accrued expenses	1,087,000	545,000
Current maturities of long-term debt	6,830,000	6,565,000
Current maturity of obligation under capital lease	130,000	121,000

TOTAL CURRENT LIABILITIES	19,132,000	19,004,000

Long-term debt	4,277,000	4,544,000
Obligation under capital lease	4,312,000	4,380,000

TOTAL LIABILITIES	27,721,000	27,928,000

STOCKHOLDERS’ EQUITY:
Common stock – par value $.10; authorized 12,000,000 shares, issued 3,396,228, outstanding 3,255,428	340,000	340,000
Additional paid-in capital	13,047,000	13,047,000
Accumulated other comprehensive loss	(137,000)	(169,000)
Accumulated deficit	(476,000)	(512,000)

Total	12,774,000	12,706,000
Treasury stock, at cost, 140,800 shares	(587,000)	(587,000)

TOTAL STOCKHOLDERS’ EQUITY	12,187,000	12,119,000

	$39,908,000	$40,047,000

See accompanying notes to condensed consolidated financial statements.

SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	12-28-02	12-29-01	12-28-02	12-29-01
	(13 Weeks)	(13 Weeks)	(26 Weeks)	(26 Weeks)

REVENUES	$16,149,000	$15,107,000	$32,977,000	$27,284,000

COST OF SALES	13,493,000	13,013,000		23,700,000

GROSS PROFIT	2,656,000	2,094,000	5,266,000	3,584,000

SELLING EXPENSES	974,000	1,412,000	1,984,000	2,924,000

GENERAL AND ADMINISTRATIVE EXPENSES	1,051,000	1,420,000	2,425,000	3,019,000

OPERATING INCOME (LOSS)	631,000	(738,000)	857,000	(2,359,000)

Net Interest Expense	399,000	582,000	799,000	1,138,000

INCOME (LOSS) BEFORE BENEFIT FOR INCOME TAX	232,000	(1,320,000)	58,000	(3,497,000)

INCOME TAX EXPENSE (BENEFIT)	69,000	(280,000)	22,000	(1,030,000)

NET INCOME (LOSS)	$163,000	$(1,040,000)	$36,000	$(2,467,000)

Basic loss per share	$ 0.05	$ (0.32)	$ 0.01	$ (0.76)
Diluted loss per share	0.05	(0.32)	0.01	(0.76)

Weighted average shares Outstanding:
Basic	3,255,428	3,255,428	3,255,428	3,255,428
Diluted	3,255,428	3,255,428	3,255,428	3,255,428

See accompanying notes to condensed consolidated financial statements.

  SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Six Months Ended

	12-28-02	12-29-01
	(26 Weeks)	(26 Weeks)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$36,000	$(2,467,000)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	326,000	431,000
Amortization	-	123,000
Provision for inventory obsolescence	-	238,000
Provision for losses on accounts receivable	85,000	60,000
          Deferred income taxes
	22,000	(1,030,000)
(Gain) Loss on disposal of assets	-	(5,000)
Decrease (increase) in:
Accounts receivable	(3,833,000)	4,326,000
Inventories	3,237,000	306,000
Income Tax Receivable	467,000	(66,000)
Prepaid expenses and other current assets	(193,000)	(375,000)
Other assets	(447,000)	30,000
(Decrease) increase in:
Accounts payable	(361,000)	(2,558,000)
Accrued expenses and customers’ deposits	268,000	218,000

Net cash used in operating activities	(393,000)	(769,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,000)	(13,000)
Proceeds on sale of assets	13,000	11,000

Net cash used in investing activities	(15,000)	(2,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit agreement	1,057,000	1,153,000
Principal payments on capital lease obligation	(59,000)	(30,000)
Principal payments on long-term debt	(1,212,000)	(352,000)
Proceeds from notes payable	153,000	-

Net cash provided by (used in) financing activities	(61,000)	771,000

NET INCREASE (DECREASE) IN CASH	(469,000)	-
CASH AND CASH EQUIVALENTS at beginning of period	970,000	-

CASH AND CASH EQUIVALENTS at end of period	$501,000	$-

Supplemental Disclosures:
Cash paid (refunded) during period for:
Interest	$874,000	$1,144,000
Income taxes	(403,000)	65,000

See accompanying notes to condensed consolidated financial statements.

SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Comprehensive Loss

BALANCE, JULY 2, 2000	3,393,228	$339,000	$13,045,000	$10,693,000	$-	$(587,000)	$
Net loss	-	-	-	(5,863,000)	-	-		(5,863,000)
Accumulated Comprehensive loss - Interest rate swap, net of tax	-	-	-	-	(264,000)	-		(264,000)

Comprehensive Loss	-	-	-	-	-	-		$(6,127,000)

Exercise of stock options	3,000	1,000	2,000	-	-	-

BALANCE, JUNE 30, 2001	3,396,228	340,000	13,047,000	4,830,000	(264,000)	(587,000)
Net loss	-	-	-	(5,342,000)	-	-		$(5,342,000)
Accumulated Comprehensive Income - Interest rate swap, net of tax	-	-	-	-	95,000	-		95,000

Comprehensive Loss	-	-	-	-	-	-		$(5,247,000)

BALANCE, JUNE 29, 2002	3,396,228	$340,000	$13,047,000	$(512,000)	$(169,000)	$(587,000)
Net income	-	-	-	36,000	-	-		36,000
Accumulated Comprehensive loss - Interest rate swap, net of tax	-	-	-	-	32,000	-		32,000

Comprehensive Income	-	-	-	-	-	-		$68,000

BALANCE, DECEMBER 28, 2002	3,396,228	$340,000	$13,047,000	$(476,000)	$(137,000)	$(587,000)

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

Note 2.         Deferred Revenue

The Company, in some instances with its laundry equipment and services business, is engaged in installation projects for customers on a contract basis.  Some contracts call for progress billings.  In such cases, the Company uses the percentage of completion method to recognize revenue whereby sales are recorded based upon the ratio of costs incurred to total estimated costs at completion.  Deferred revenue was $559,000 at December 28, 2002 and immaterial at June 29, 2002.

Note 3.         Inventories

               Inventories consisted of the following:

	December 28,	June 29,
	2002	2002

	(unaudited)
Machines	$5,697,000	$8,705,000
Parts and supplies	4,608,000	4,837,000

Total	$10,305,000	$13,542,000

Note 4.        Taxes on Income

Taxes on income are allocated to interim periods on the basis of an estimated annual effective tax rate.  Other comprehensive income (losses), if any, are net of an estimated deferred tax expense (benefit).  Deferred income taxes at December 28, 2002 and June 29, 2002 consisted primarily of net operating loss carryforwards.   The income tax refund represents the anticipated state and federal tax refund for the prior fiscal year.

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

The Company has historically entered into forward exchange contracts to reduce the foreign currency exchange risks associated with its committed and anticipated Euro denominated purchases, and not for speculation.  As of December 28, 2002, the Company had no foreign exchange contracts outstanding.

The Company had one interest rate swap derivative designated as a cash flow hedge at December 28, 2002.  The change in the fair market value during the current year was a gain of $32,000 net of tax expense, and was recognized in Other Comprehensive Income/Loss at December 28, 2002.  For interest rate swap agreements, increases or reductions in interest expense are recognized in the periods in which they accrue.

Note 7.        Long-Term Debt

The Company has a revolving credit facility and a line of credit for issuance of Documentary Letters of Credit with SouthTrust Bank, N.A.    Effective December 31, 2002, the Company entered into a Fifth Amendment and Forbearance Agreement relating to its credit facility with SouthTrust Bank, extending the maturity date until March 31, 2003.  The credit facility, as amended, provides a revolving credit facility up to $13.0 million and an additional line of credit for issuance of documentary letters of credit up to $6.0 million.  The availability under the combined facility is limited to a borrowing base as defined by the bank.  The Company, as of January 24, 2003, had borrowings with SouthTrust Bank of $6.0 million under the revolving credit facility and had unused availability of $1.3 million.  The Fifth Amendment requires monthly compliance on certain EBITDA targets through March 2003.

Advances under the revolving credit facility and line of credit as amended are broken down into two components for the calculation of interest expense: the London Interbank Offered Rate (LIBOR) component that accrues interest at the LIBOR rate plus 1½% to 2½%, and a base rate component that accrues interest at prime plus 1¼%.  The rates are scaled based upon the Company’s funded debt as defined in the original Credit Facility Agreement.   Prior to the Second Amendment and pursuant to the terms of the First Amendment dated November 13, 2000, the LIBOR component accrued interest at the LIBOR rate plus 3%, and the base rate component accrued interest at prime plus 1¼%.  The Company also has in effect an interest rate swap derivative that fixes the interest rate for advances under the LIBOR component at 7.79% plus the applicable margin for borrowing levels of $5.0 million, which expires on June 2, 2003.  As of December 28, 2002, amounts outstanding of $6.0 million were advanced under the LIBOR component at a rate of 1.84% plus 2.5%.  The facility is secured by all the assets of the Company.

Other long-term obligations primarily include trade debt with payment dates beyond one year.  Effective February 2002, the Company restructured its payment terms with Lonati S.p.A., its largest supplier, on current trade obligations amounting to $5.2 million, less $1.0 million owed to the Company.  The net balance of $4.2 million is payable over a 24-month period commencing March 1, 2004.  The restructured terms also include an interest charge at 6% per annum, payable quarterly commencing September 2002.  The agreement also provides the Company through February 2006 with exclusive distribution rights for Lonati’s product line and the ability to purchase in U.S. dollars.  At December 28, 2002, the Company was in compliance with all of its covenants related to the Lonati agreement.

In fiscal 2002, the Company restructured a refundable customer deposit in the amount of $1.2 million included in trade notes payable below, to a two-year period, payable monthly commencing January 31, 2002.  The amount of this obligation bears no interest.

Long-term debt consists of:

	December 28, 2002	June 29, 2002

	Total	Total

Revolving Credit Facility	$6,057,000	$5,000,000
Trade notes payable	5,050,000	6,109,000

Total	11,107,000	11,109,000
Current maturities	(6,830,000)	(6,565,000)

	$4,277,000	$4,544,000

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

Segment Information	Six Months	Total Textile	Total Laundry

Ended December

 Segment

Segment

Corporate

 Total

Net Sales	2002	$19,185,000	13,792,000	-	$32,977,000
	2001	$16,744,000	10,540,000	-	$27,284,000

Earnings (Loss) before Interest & Taxes	2002	$901,000	485,000	(529,000)	$857,000
	2001	$(939,000)	(720,000)	(700,000)	$(2,359,000)

Capital Expenditures	2002	$18,000	10,000	-	$28,000
	2001	$11,000	2,000	-	$13,000

Depreciation and Amortization	2002	$149,000	16,000	161,000	$326,000
	2001	$389,000	42,000	123,000	$554,000

Interest Expense	2002	$455,000	2,000	342,000	$799,000
	2001	$633,000	4,000	501,000	$1,138,000

Segment Information	Three Months	Total Textile	Total Laundry

Ended December

 Segment

Segment

Corporate

 Total

Net Sales	2002	$10,698,000	5,451,000	-	$16,149,000
	2001	$9,877,000	5,230,000	-	$15,107,000

Earnings (Loss) before Interest &Taxes	2002	$664,000	233,000	(266,000)	$631,000
	2001	$(285,000)	(141,000)	(312,000)	$(738,000)

Capital Expenditures	2002	$12,000	10,000	-	$22,000
	2001	$4,000	-	-	$4,000

Depreciation and Amortization	2002	$74,000	8,000	80,000	$162,000
	2001	$194,000	21,000	61,000	$276,000

Interest Expense	2002	$284,000	1,000	114,000	$399,000
	2001	$368,000	3,000	211,000	$582,000

Total Assets
December 28, 2002 (unaudited)		$30,672,000	$10,698,000	$(1,462,000)	$39,908,000
June 29, 2002		$30,258,000	$9,789,000	$-	$40,047,000

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

RESULTS OF OPERATIONS

Revenues increased to $16.1 million for the second quarter of fiscal 2003 from $15.1 million for second quarter in fiscal 2002.  Revenues for the textile division increased to $10.7 million in the second quarter of fiscal 2003 from $9.9 million for second quarter fiscal 2002.  Revenues for the laundry division increased to $5.4 million from $5.2 million last year.

For the six months ended December 28, 2002, total revenues increased 20.9% to $33.0 million from $27.3 million in the prior year.  Revenues for the textile division increased to $19.2 million from $16.8 million in the prior year.  Laundry revenues increased 31.5% to $13.8 million from $10.5 million in the prior year.  The increase in both divisions reflects an increase in sales of new machinery.

Gross profit for the second quarter increased 28.6% to $2.7 million from $2.1 million in the second quarter of last year.  As a percentage of revenues, gross profit increased to 16.5% from 13.9% in the prior year.  Second quarter gross margin increased slightly in the textile division from 15.6% in 2002 to 15.7% in 2003.  Reductions in customer service costs of $87,000 included in cost of sales and improvements in new equipment margins were offset by lower margins on inventory that the Company is liquidating to reduce inventory levels.  Second quarter gross margin for the laundry division increased to 17.9% from 10.7% for the same quarter of last year.  The improvement in the laundry division was due primarily to higher equipment margins of 18.7% from 12.1% last year, higher service revenue of $194,000 and lower customer service costs of $107,000 compared with the prior year.  Laundry product margins were lower last year because the product mix included large installation projects which typically have lower profit margins.

Gross profit for the six months ended December 28, 2002, increased to $5.3 million from $3.6 million in 2001.  As a percentage of sales, gross profit increased to 16.0% from 13.2% last year.  The increase in gross profit is attributable to the increase in sales volume noted above and to the reduction of service related salaries included in cost of sales for both divisions totaling $512,000.

Selling expenses decreased to $1.0 million in the second quarter of fiscal 2003 from $1.4 million last year.  As a percentage of sales, selling expenses decreased to 6.0% from 9.4%.  The decrease is due primarily to a change in the Company’s sales compensation plans late in the second quarter of last year that reduced the fixed component of the salesmen’s compensation.

Selling expenses decreased to $2.0 million (6.1% of sales) in the six months ended December 28, 2002, as compared to $2.9 million (10.8% of sales) in the same period last year.  The decrease is primarily due to a change in the Company’s sales compensation plans that reduced the fixed component of the salesmen’s salaries.  As a percentage of revenues, the increase also reflects the increased revenues noted above.

General and administrative expenses decreased to $1.1 million (6.5% of sales) in the second quarter of fiscal 2003 from $1.4 million (9.4% of sales) in the second quarter of last year.  The reduction in general and administrative expenses reflects management’s continued emphasis on controlling costs, primarily payroll related costs.

For the six months ended December 28, 2002, general and administrative expenses decreased 20.0% to $2.4 million from $3.0 million in the same period last year.  The decrease primarily reflects a reduction in payroll related expenses as the Company continues to right size its operations.

The reduction in interest expense in the second quarter of 2003 reflects the reduction in borrowings under the Company’s revolving line of credit and reduced interest rates.

Interest expense decreased to $799,000 in the six months ended December 28, 2002, from $1.1 million in the prior year.  The decrease is due to a $159,000 reduction in interest on the Company’s capital lease obligations as a result of an amendment to the lease in January 2002.  The remainder is due to reduced borrowing rates and a lower level of borrowing under the Company’s revolving line of credit.

The provision for income tax in the current quarter was $69,000 or 30.0% of the current pre-tax income.  This compared to a benefit of $280,000 for income tax for the same period last year or 22.0% of the pre-tax loss.  For the six months period ended December 2002 and 2001, the effective rates were 38.0% and 29.5%, respectively.  The difference between the effective tax rates and the statutory tax rates are due to non-deductible expenses for tax purposes such as meal and entertainment expenses.

Net income for the quarter ended December 28, 2002 was $163,000, or $0.05 per basic and diluted share, compared to a net loss of $1.0 million or $0.32 per basic and diluted share for the quarter ended December 29, 2001.

Net income for the six months ended December 28, 2002, was $36,000 or $0.01 per basic and dilutive share, as compared to a net loss of $2.5 million, or $0.76 per basic and dilutive share for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its cash requirements from operations, borrowings under credit facility arrangements, and by negotiating extended terms of trade debt.  The Company has a revolving credit facility with SouthTrust Bank, N.A.  The agreement with SouthTrust as amended on December 31, 2002, expires on March 31, 2003 and provides a revolving line of credit up to $13.0 million and an additional line of credit for issuance of Documentary Letters of Credit up to $6.0 million.  The availability under the combined lines of credit is limited by the percentage of accounts receivable and inventory advance rates determined from time to time by SouthTrust.  As of January 24, 2003, the Company’s revolving line of credit was $6.0 million and the usage for documentary letters of credit was $6.0 million.  The unused amount available to the Company as determined by the Bank was $1.2 million.  Amounts outstanding under the line of credit for direct borrowings bear interest based upon two components:  London Interbank Offered Rate (LIBOR) plus the applicable margin (1.5% to 2.5%) for a short term fixed period and prime plus the applicable margin (0% to 1.25%) for the non-fixed period.  The rates vary based upon the Company’s funded debt as defined in the loan agreement.    In connection with the SouthTrust facility, the Company granted a security interest in all assets of the Company.

Working capital at December 28, 2002 was $8.6 million, a decrease of $400,000 from $9.0 at June 29, 2002.  The working capital ratio at December 28, 2002 was 1.45 compared with 1.47 at June 29, 2002.  Net cash used by operating activities was $393,000 for the six months ended December 28,2002 compared with $769,000 used by operating activities during the same period in 2001.

The increase of $3.8 million in accounts receivable during the first half of fiscal 2003 primarily resulted from greater than average shipment (and sales) of textile equipment in December, including a large order.

The reduction in inventory of $3.2 million was primarily due to sales of stock textile equipment.   Inventory reserves of $524,000 were released during the first six months of fiscal 2003 for certain stock equipment that was liquidated at below cost in order to reduce inventory levels.

 The income tax refund decreased $467,000 due to receipt of cash associated with the Federal Income tax refund.

Prepaid expenses and other current assets increased $193,000 during the first half of fiscal 2003.  The increase is primarily due to the payment of property and liability insurance premiums that are recorded as a prepaid asset and ratably reduced over the year.

Other long-term assets increased $447,000 during the first half of fiscal 2003.  The increase is due to the reclassification of accounts receivable to long term for two customers in which payments are not anticipated within one year due to restructuring of one receivable and litigation associated with the other.

Deferred revenue increased $545,000 during the first half of fiscal 2003.  The increase is associated with a large sales commission from a vendor on equipment that is being recognized as the equipment ships and for a large laundry installation project in process.

 Cash used in investing activities was $15,000 and resulted from capital expenditures of $28,000 offset by proceeds from sales of fixed assets of $13,000.

Net cash used in financing activities was $61,000 for the six months ended December 28,2002.  Principal payments of trade debt obligations were $1,314,000 offset by borrowings from banks of $1,253,000.

The Company’s credit facility with SouthTrust matures March 31, 2003.  The Company currently does not have the financial resources to repay this debt when it becomes due and will therefore need to refinance this debt prior to maturity.  There is no assurance that the Company will be able to refinance this debt with another lender on a timely basis, on commercially reasonable terms, or at all.  Additionally, the textile industry has continued to experience tightened lending practices from traditional financial institutions which may further hinder Speizman’s ability to refinance this debt, especially in light of Speizman’s recent financial losses.  If Speizman is unable to refinance this debt or obtain needed additional capital, it would be required to significantly reduce its operations, dispose of assets and/or sell additional securities on terms that could be dilutive to current stockholders.  However, there is no assurance that additional financing will be available when needed or desired on terms favorable to the Company or at all.

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

OUTLOOK

Fiscal 2003 Equipment Bookings – The Company experienced a decline in equipment bookings in the textile division during the first six months of fiscal 2003.  Consistent with the cost saving initiatives that began in fiscal year 2001, the Company continues to look for ways to reduce its expenses to help mitigate the adverse effects from the decline in textile equipment bookings.

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

Knitted Fabric Equipment – Although the Company experienced an increase in demand in the first half of fiscal 2003, the overall market demand for seamless actionwear machines has decreased significantly since its peak two years ago.  The Company does not feel that this is the end of the demand for seamless type garments.  However, it now appears that only the large, well-capitalized underwear and lingerie firms who have significant resources with brand names and direct relationships with major retail outlets will have the ability to purchase significant quantities of additional seamless garment machines.

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

EMPLOYEES

As of December 28, 2002, the Company had 115 full-time domestic employees.  The Company’s employees are not represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute.  The Company considers its relations with its employees to be good.

BACKLOG

As of January 31, 2003, the Company’s backlog of unfilled equipment orders was approximately $10.3 million.  The period of time required to fill orders varies depending on the model ordered, manufacturers’ production capabilities, and availability of overseas shippers.  The Company typically fills its backlog within 12 months; however, orders constituting the current backlog are subject to customer cancellation, changes in delivery and machine performance.  As a result, the Company’s backlog may not necessarily be indicative of future revenue and will not necessarily lead to revenues in any future period.  Any cancellation, delay or change in orders which constitute our current or future backlog may result in lower than expected revenues.

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

OTHER RISK FACTORS

Risks Related to Speizman’s Bank Debt

As of January 24, 2003, Speizman had $6.0 million in borrowings under its line of credit facility with Southtrust Bank.  The scheduled maturity date for this facility is March 31, 2003.  The Company currently does not have the financial resources to repay this debt when it becomes due and will therefore need to refinance this debt prior to the maturity date.  There is no assurance that the Company will be able to refinance this debt with another lender on a timely basis, on commercially reasonable terms, or at all.  Additionally, the textile industry has continued to experience tightened lending practices from traditional financial institutions which may further hinder Speizman’s ability to refinance this debt, especially in light of Speizman’s recent financial losses.  If Speizman is unable to refinance this debt or obtain needed additional capital, it would be required to significantly reduce its operations, dispose of assets and/or sell additional securities on terms that could be dilutive to current stockholders.

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

The Lonati and Santoni agreements allow Lonati to make sales directly to customers located in the Company’s distribution territories and pay the Company a commission as determined on a case by case basis.  If direct sales to customers became material, it would have an adverse effect on the Company’s profits since the commissions received by Speizman are typically less than the profits generated by equipment sales.

Risks Related to Wink Davis Contracts

The Company’s distributor agreements with Pellerin Milnor and Chicago Dryer are renewed on an annual basis.  If the Company lost the distribution rights to either of these product lines, it would have a material adverse impact on the revenues of the Company.

Speizman’s Ability to Return to Profitability

Due principally to a decline in sales, the Company incurred a net loss of $5.3 million in fiscal 2002.  In addition, Speizman incurred a net loss of $5.9 million in fiscal 2001 due principally to losses associated with foreign currency derivatives.  For the year ended June 29, 2002, the Company generated cash from operating activities of $7.0 million.  For the six months ended December 28, 2002, the Company used cash from operating activities of $393,000.  Although the Company has returned to profitability for the six months ended December 28, 2002, Speizman will need to generate continued increases in its revenues, or reductions in overhead in order to generate cash from operating activities.

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

Relationship with Foreign Suppliers

The majority of Speizman Industries’ suppliers for textile parts and textile equipment are based in foreign countries, primarily Italy.  There can be no assurance that Speizman will not encounter significant difficulties in any attempt to enforce any provisions of the agreements with foreign manufacturers, or any agreement that may arise in connection with the placement and confirmation of orders for the machines manufactured by foreign manufacturers or obtain an adequate remedy for a breach of any such provision, due principally that they are foreign companies.

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

Nasdaq Listing

The Company’s Common stock has been listed on the Nasdaq SmallCap Market since March 20, 2001 and was listed on the Nasdaq National Market System from October 1993 to March 19, 2001.  The Company’s continued listing of its common stock on the Nasdaq SmallCap Market is subject to certain criteria which include a minimum bid of $1.00 as well as maintaining a minimum market value of public float of $1.0 million.  Since January 2002, the Company’s stock has been trading below $1.00.  On February 10, 2003, the closing per share bid price for the Company’s common stock was $0.44.  The Company has been notified by Nasdaq that unless its common stock maintains a closing bid price of at least $1.00 for a minimum period of 10 consecutive trading days by February 10, 2003, the Company’s common stock will be delisted.  On January 30, 2003, Nasdaq issued a press release proposing to extend the grace period for compliance with the minimum bid requirement from 180 days to 540 days.  Management believes that, if the proposal is adopted, its common stock would be included in the extended grace period.

On January 24, 2003, the Company was notified by Nasdaq that its common stock has not maintained a minimum market value of publicly held shares (“MVPHS”) of $1,000,000.  If at anytime before April 24, 2003, the MVPHS of the Company’s common stock is not $1,000,000 or more for at least 10 consecutive trading days, then the Company’s common stock will be delisted.  The Company estimates that the closing per share bid price of its common stock must be at least $0.42 in order to meet the minimum MVPHS.

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

The Company is also subject to interest rate exposure on $6.1 million of debt outstanding at December 28,  2002 that was priced at interest rates that float with the market.  The Company has an interest rate swap to hedge adverse interest rate changes on a portion of this debt; specifically for borrowing levels of $5.0 million, interest is fixed at 7.79%, exclusive of a margin for the bank at 250 basis points.  The swap expires June 2, 2003.

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

PART II.     OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

(a)	Exhibits:

	10(a)	Fifth Amendment and Forebearance Agreement between SouthTrust Bank and Speizman Industries, Inc. effective December 31, 2002.

	99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEIZMAN INDUSTRIES, INC.
(Registrant)

Date: February 11, 2003	/s/ Robert S. Speizman
By: Robert S. Speizman
Title: President

Date: February 11, 2003	/s/ Paul R.M. Demmink
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

Date:  February 11, 2003

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

Date:  February 11, 2003

/s/ Paul R.M. Demmink Paul R.M. Demmink Vice President-Finance, CFO, Secretary and Treasurer