Form 10-Q
period 2003-03-29
SPEIZMAN INDUSTRIES INC
filed 2003-05-13
CIK 92827

TABLE  OF CONTENTS

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.    20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

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

 YES  ☑                   NO  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at May 6, 2003
Par value $.10 per share	3,255,428

AND SUBSIDIARIES

SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29,	June 29,
	2003	2002
	(unaudited)

ASSETS

CURRENT:
Cash and cash equivalents	$-	$970,000
Accounts receivable, less allowances of $902,000 and $819,000	12,415,000	10,144,000
Inventories	10,608,000	13,542,000
Income tax refund	-	523,000
Deferred tax asset, current	1,773,000	1,773,000
Prepaid expenses and other current assets	750,000	1,004,000
TOTAL CURRENT ASSETS	25,546,000	27,956,000

PROPERTY AND EQUIPMENT:
Building and leasehold improvements	6,890,000	6,887,000
Machinery and equipment	946,000	939,000
Furniture, fixtures and transportation equipment	1,562,000	1,575,000
Total	9,398,000	9,401,000
Less accumulated depreciation and amortization	(3,552,000)	(3,089,000)

NET PROPERTY AND EQUIPMENT	5,846,000	6,312,000

DEFERRED TAX ASSET, LONG TERM	1,518,000	1,561,000
OTHER LONG-TERM ASSETS	1,072,000	428,000
GOODWILL, NET OF ACCUMULATED AMORTIZATION	3,790,000	3,790,000

	$37,772,000	$40,047,000

See accompanying notes to condensed consolidated financial statements.

SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29,	June 29,
	2003	2002
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,426,000	$9,994,000
Customers’ deposits	1,627,000	1,779,000
Accrued expenses	562,000	545,000
Current maturities of long-term debt	5,447,000	6,565,000
Current maturity of obligation under capital lease	135,000	121,000

TOTAL CURRENT LIABILITIES	17,197,000	19,004,000

Long-term debt	4,049,000	4,544,000
Obligation under capital lease	4,288,000	4,380,000
TOTAL LIABILITIES	25,534,000	27,928,000

STOCKHOLDERS’ EQUITY:
Common stock – par value $.10; authorized 12,000,000 shares, issued 3,396,228, outstanding 3,255,428	340,000	340,000
Additional paid-in capital	13,047,000	13,047,000
Accumulated other comprehensive loss	(137,000)	(169,000)
Accumulated deficit	(425,000)	(512,000)
Total	12,825,000	12,706,000
Treasury stock, at cost, 140,800 shares	(587,000)	(587,000)
TOTAL STOCKHOLDERS’ EQUITY	12,238,000	12,119,000

	$37,772,000	$40,047,000

See accompanying notes to condensed consolidated financial statements.

SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	03-29-03	03-30-02	03-29-03	03-30-02
	(13 Weeks)	(13 Weeks)	(39 Weeks)	(39 Weeks)

REVENUES	$15,007,000	$12,932,000	$47,984,000	$40,216,000

COST OF SALES	12,505,000	11,216,000	40,216,000	34,916,000

GROSS PROFIT	2,502,000	1,716,000	7,768,000	5,300,000

SELLING EXPENSES	880,000	1,392,000	2,864,000	4,316,000

GENERAL AND ADMINISTRATIVE EXPENSES	1,138,000	1,627,000	3,563,000	4,647,000

LOSS ON GOODWILL IMPAIRMENT	-	1,000,000	-	1,000,000

OPERATING INCOME (LOSS)	484,000	(2,303,000)	1,341,000	(4,663,000)

Net Interest Expense	400,000	399,000	1,199,000	1,536,000

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	84,000	(2,702,000)	142,000	(6,199,000)

INCOME TAX EXPENSE (BENEFIT)	33,000	(488,000)	55,000	(1,518,000)

NET INCOME (LOSS)	$51,000	$(2,214,000)	$87,000	$(4,681,000)

Basic loss per share	$ 0.02	(0.68)	$ 0.03	(1.44)
Diluted loss per share	0.02	(0.68)	0.03	(1.44)

Weighted average shares Outstanding:
Basic	3,255,428	3,255,428	3,255,428	3,255,428
Diluted	3,255,428	3,255,428	3,255,428	3,255,428

See accompanying notes to condensed consolidated financial statements.

  SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Nine Months Ended
	03-29-03	03-30-02
	(39 Weeks)	(39 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$87,000	$(4,681,000)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	489,000	646,000
Amortization	-	184,000
Provision for inventory obsolescence	-	238,000
Provision for losses on accounts receivable	83,000	240,000
Deferred income taxes	75,000	(1,448,000)
Loss on impairment of goodwill	-	1,000,000
Gain on disposal of assets	(3,000)	(13,000)
(Increase) decrease in:
Accounts receivable	(2,354,000)	8,072,000
Inventories	2,934,000	1,838,000
Income Tax Receivable	523,000	-
Prepaid expenses and other current assets	254,000	204,000
Other assets	(644,000)	45,000
Increase (decrease) in:
Accounts payable	(568,000)	(2,589,000)
Trade notes payable	(1,248,000)	-
Accrued expenses and customers’ deposits	(135,000)	(1,841,000)
Net cash (used in) provided by operating activities	(507,000)	1,895,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(63,000)	(13,000)
Proceeds on sale of assets	43,000	124,000
Net cash (used in) provided by investing activities	(20,000)	111,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on line of credit agreement	(301,000)	(1,478,000)
Principal payments on capital lease obligation	(78,000)	(405,000)
Principal payments on long-term debt	(64,000)	-
Net cash (used in) financing activities	(443,000)	(1,883,000)

NET (DECREASE) INCREASE IN CASH	(970,000)	123,000
CASH AND CASH EQUIVALENTS at beginning of period	970,000	-
CASH AND CASH EQUIVALENTS at end of period	$-	$123,000

Supplemental Disclosures:
Cash paid (refunded) during period for:
Interest	$1,209,000	$1,543,000
Income taxes	(403,000)	65,000

See accompanying notes to condensed consolidated financial statements.

SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Comprehensive Loss

BALANCE, JUNE 30, 2001	3,396,228	$340,000	$13,047,000	$4,830,000	$(264,000)	$(587,000)
Net loss	-	-	-	(5,342,000)	-	-	$(5,342,000)
Accumulated Comprehensive loss – Interest rate swap, net of tax	-	-	-	-	95,000	-	95,000
Comprehensive Loss	-	-	-	-	-	-	$(5,247,000)
BALANCE, JUNE 29, 2002	3,396,228	340,000	13,047,000	(512,000)	(169,000)	(587,000)
Net income.	-	-	-	87,000	-	-	$87,000
Accumulated Comprehensive income – Interest rate swap, net of tax	-	-	-	-	32,000	-	32,000
Comprehensive income	-	-	-	-	-	-	$119,000
BALANCE, MARCH 29, 2003 (unaudited)	3,396,228	$340,000	$13,047,000	$(425,000)	$(137,000)	$(587,000)

See accompanying notes to condensed consolidated financial statements.

SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.        Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present the Registrant's financial position, the results of operations and changes in cash flow for the periods indicated.  Any interim adjustments are of a normal recurring nature unless otherwise indicated in the Notes to the Condensed ConsolidatedFinancial Statements.

The accounting policies followed by the Registrant are set forth in the Registrant's Form 10-K for the fiscal year ended June 29, 2002, which is incorporated by reference.

Note 2.        Deferred Revenue

The Company, in some instances with its laundry equipment and services business, is engaged in installation projects for customers on a contract basis.  Some contracts call for progress billings.  In such cases, the Company uses the percentage of completion method to recognize revenue whereby sales are recorded based upon the ratio of costs incurred to total estimated costs at completion.  Deferred revenue was $398,000 at March 29, 2003 and immaterial at June 29, 2002.

Note 3.       Inventories

Inventories consisted of the following:

	March 29,	June 29,
	2003	2002
	(unaudited)
Machines	$5,894,000	$8,705,000
Parts and supplies	4,714,000	4,837,000
Total	$10,608,000	$13,542,000

Note 4.       Taxes on Income

Taxes on income are allocated to interim periods on the basis of an estimated annual effective tax rate.  Other comprehensive income (losses), if any, are net of an estimated deferred tax expense (benefit).  Deferred income taxes at March 29, 2003 and June 29, 2002 consisted primarily of net operating loss carryforwards.   The income tax refund represents the anticipated state and federal tax refund for the prior fiscal year.

Note 5.       Net Income (Loss) Per Share

Basic net income (loss) per share includes no dilution and is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted net loss per share reflects the potential dilution of securities that could share in the net income of the Company, which consists of stock options using the treasury stock method.  In a period with a net loss, the weighted average shares outstanding will be the same for basic and diluted net loss per share.

Note 6.        Risk Management and Derivative Financial Instruments

The Company had one interest rate swap derivative designated as a cash flow hedge at March 29, 2003.  The change in the fair market value during the current year was a gain of $32,000 net of income tax expense, and was recognized in Other Comprehensive Income/Loss at March 29, 2003.  For interest rate swap agreements, increases or reductions in interest expense are recognized in the periods in which they accrue.

Note 7.        Long-Term Debt

The Company has a revolving credit facility and a line of credit for issuance of Documentary Letters of Credit with SouthTrust Bank, N.A.  Effective March 31, 2003, the Company entered into a Sixth Amendment and Forbearance Agreement relating to its credit facility with SouthTrust Bank, extending the maturity date until December 31, 2003.  The credit facility, as amended, provides a revolving credit facility up to $10.0 million and an additional line of credit for issuance of documentary letters of credit up to $7.5 million.  The availability under the combined facility is limited to a borrowing base as defined by the bank.  The Company, as of March 29, 2003, had borrowings with SouthTrust Bank of $4.7 million under the revolving credit facility and had unused availability of $2.1 million.  Advances under the revolving credit facility and line of credit as amended are broken down into two components for the calculation of interest expense: the London Interbank Offered Rate (LIBOR) component that accrues interest at the LIBOR rate plus 1½% to 2½%, and a base rate component that accrues interest at prime plus 1¼%.  The rates are scaled based upon the Company’s funded debt as defined in the original Credit Facility Agreement.  Prior to the Second Amendment and pursuant to the terms of the First Amendment dated November 13, 2000, the LIBOR component accrued interest at the LIBOR rate plus 3%, and the base rate component accrued interest at prime plus 1¼%.  The Company also has in effect an interest rate swap derivative that fixes the interest rate for advances under the LIBOR component at 7.79% plus the applicable margin for borrowing levels of $5.0 million, which expires on June 2, 2003.  Upon the expiration of the interest rate swap agreements, all borrowings under the revolving credit facility will accrue interest at prime plus 1¼% until June 30, 2003.  Effective July 1, 2003, interest for all borrowings will accrue at prime plus 3.0%.  As of March 29, 2003, amounts outstanding of $3.0 million were advanced under the LIBOR component at a rate of 1.30% plus 2.5%.  The facility is secured by substantially all the assets of the Company.

Other long-term obligations primarily include trade debt with payment dates beyond one year.  Effective February 2002, the Company restructured its payment terms with Lonati S.p.A., its largest supplier, on current trade obligations amounting to $5.2 million, less $1.0 million owed to the Company.  The net balance of $4.2 million is payable over a 24-month period commencing March 1, 2004.  The restructured terms also include an interest charge at 6% per annum, payable quarterly commencing September 2002.  The agreement also provides the Company through February 2006 with exclusive distribution rights for Lonati’s product line and the ability to purchase inventory in U.S. dollars.  At March 29, 2003, the Company was in compliance with all of its covenants related to the Lonati agreement.

In fiscal 2002, the Company restructured a refundable customer deposit in the amount of $1.2 million included in trade notes payable below, to a two-year period, payable monthly commencing January 31, 2002.  The amount of this obligation bears no interest.

Long-term debt consists of:

	March 29,	June 29,
	2003	2002
	(unaudited)
Revolving Credit Facility	$4,699,000	$5,000,000
Trade notes payable	4,797,000	6,109,000
Total.	9,496,000	11,109,000
Current maturities	(5,447,000)	(6,565,000)
	$4,049,000	$4,544,000

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

Segment Information	Nine Months	Total Textile	Total Laundry
	Ended March	Segment	Segment	Corporate	Total

Net Revenues	2003	$28,690,000	$19,294,000	$-	$47,984,000
	2002	22,487,000	17,729,000	-	40,216,000

Earnings (Loss) before Interest &Taxes	2003	$1,385,000	$857,000	$(901,000)	$1,341,000
	2002	(3,175,000)	(543,000)	(945,000)	(4,663,000)

Capital Expenditures	2003	$53,000	$10,000	$-	$63,000
	2002	11,000	2,000	-	13,000

Depreciation and Amortization	2003	$224,000	$24,000	$241,000	$489,000
	2002	582,000	63,000	185,000	830,000

Interest Expense	2003	$682,000	$4,000	$513,000	$1,199,000
	2002	679,000	6,000	851,000	1,536,000

Segment Information	Three Months	Total Textile	Total Laundry
	Ended March	Segment	Segment	Corporate	Total

Net Revenues.	2003	$9,505,000	$5,502,000	$-	$15,007,000
	2002	5,743,000	7,189,000	-	12,932,000

Earnings (Loss) before Interest &Taxes	2003	$481,000	$375,000	$(372,000)	$484,000
	2002	(2,235,000)	178,000	(246,000)	(2,303,000)

Capital Expenditures	2003	$35,000	$-	$-	$35,000
	2002	-	-	-	-

Depreciation and Amortization	2003	$74,000	$8,000	$80,000	$162,000
	2002	194,000	21,000	61,000	276,000

Interest Expense .	2003	$228,000	$1,000	$171,000	$400,000
	2002	46,000	2,000	351,000	399,000

Total Assets
March 29, 2003 (unaudited)		$28,522,000	$9,250,000	$-	$37,772,000
June 29, 2002 .		$30,258,000	$9,789,000	$-	$40,047,000

Goodwill
March 29, 2003 (unaudited) ..		$622,000	$3,168,000	$-	$3,790,000
June 29, 2002		$622,000	$3,168,000	$-	$3,790,000

                        In 2002, the loss before interest and taxes for the textile segment includes a loss on impairment of goodwill of $1,000,000.

Note 9.        Accounting for Stock-Based Compensation

The Company adopted the disclosure only provisions of Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation.  In addition, the Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation, which amends the disclosure requirements of SFAS No. 123.  SFAS No. 148 had no impact on net income (loss) or stockholders’ equity.  The Company uses the intrinsic value method of accounting for the plan in accordance with Accounting Principle Board Opinion No. 25, and, therefore, recognizes no compensation expense for stock options.  No stock options were issued for the nine months ended

March 29, 2003.  Pro forma net income and earnings per share, as if the fair value method in SFAS No. 123 had been used to account for stock-based compensation, and the assumptions used for nine months ended March 29, 2003 and March 30, 2002 are as follows:

	For the Nine Months ended	For the Nine Months ended
	March 29,	March 30,
	2003	2002
Income (Loss):
As reported	$87,000	$(4,681,000)
Compensation expense	(16,000)	(60,000)
Pro forma	$71,000	$(4,741,000)

Basic income (loss) earnings per share:
As reported	$0.03	$(1.44)
Compensation expense	-	(0.02)
Pro forma	$0.03	$(1.46)

Black-Scholes assumptions *
Fair market value of option granted	$ 0.63	$ 0.63
Risk-free interest rate	4.9%	4.9%
Dividend yield	0%	0%
Stock volatility	73.9%	73.9%
Expected option life	10 years	10 years

__________________
* weighted average

Note 10.      Commitments And Contingencies

The Company has outstanding commitments backed by letters or credit of approximately $5,954,000 and $5,012,000 at March 29, 2003 and June 29, 2002 respectively, relating to the purchase of machine inventory for delivery to customers.

On June 29, 2000, Hazel Hernandez filed a lawsuit against the Company and Wink Davis Equipment Company, Inc. (a wholly owned subsidiary of Speizman Industries) in the U.S. District Court for the Northern District of Illinois, Case No. 00-CV-5183 and is seeking damages of $2.7 million.  The plaintiff’s claims include allegations that the Company and Wink Davis Equipment Company, Inc. placed an unreasonably dangerous machine in the stream of commerce, were negligent in the design, manufacture, sale, and distribution of the machine, and other grounds.  The court has dismissed the claim against Speizman Industries.  On October 15, 2002, the U.S. District Court for the Northern Illinois District of Illinois granted Wink Davis’ motion for dismissal and good faith regarding settlement.  Wink Davis assumed no responsibility in the settlement agreement.

The Company filed a lawsuit with one of its customers for nonperformance associated with certain sales contracts.  On July 31, 2001, the defendant filed a counterclaim alleging damages due to delay in delivery of machines and defects in operation in the amount of $6.8 million (Canadian) or approximately U.S. $4.3 million, plus interest and penalties in an unspecified amount.  Based upon discussions with its legal counsel, the Company believes the counterclaim is without merit and intends to defend its position vigorously.

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

RESULTS OF OPERATIONS

Revenues increased to $15.0 million for the third quarter of fiscal 2003 from $12.9 million for third quarter in fiscal 2002.  Revenues for the textile division increased to $9.5 million in the third quarter of fiscal 2003 from $5.7 million for third quarter fiscal 2002.  The increase in revenue is due primarily to an 84.0% increase in the sales of new machines in the third quarter of 2003 over the prior year’s third quarter and reflects an increase in demand for the Company’s sock finishing equipment.  Revenues for the laundry division decreased to $5.5 million from $7.1 million last year.  The decline in revenue reflects a 33.0% reduction in sales of new machines in the third quarter of 2003 as compared to the prior year.  This decline is due to the continued sluggishness in the hospitality industry.

For the nine months ended March 28, 2003, total revenues increased 19.2% to $47.9 million from $40.2 million in the prior year.  Revenues for the textile division increased to $28.7 million from $22.4 million in the prior year.  Laundry revenues increased 8.5% to $19.2 million from $17.7 million in the prior year.  The increase in both divisions reflects an increase in sales of new machinery.

Gross profit for the third quarter increased to $2.5 million from $1.7 million in the third quarter of last year.  As a percentage of revenues, gross profit increased to 16.7% from 13.3% in the prior year.  Third quarter gross margin increased in the textile division from 7.9% in 2002 to 15.1% in 2003.  The increase is due primarily to increased demand for the Company’s products in the third quarter of 2003 as compared to the prior year.  In the prior year, the Company offered significant discounts on certain products in order to stimulate sales.  The increase also reflects a 26.0% increase in the sales of parts and services, on which the Company typically earns a higher margin.  Third quarter gross margin for the laundry division increased to 19.5% from 17.5% for the same quarter of last year.  The increase is due primarily to a change in product mix.  The Company sold fewer large projects in the third quarter of 2003 than in the prior year.  Due to the competitive nature of these large projects, the Company experiences lower margins on those sales than on the sales of smaller white machines.

Gross profit for the nine months ended March 29, 2003, increased to $7.7 million from $5.3 million in 2002.  As a percentage of sales, gross profit increased to 16.1% from 13.2% last year.  The increase in gross profit is attributable to the increase in sales volume noted above, the reduction of service related salaries included in cost of sales for both divisions, and a 23.0% increase in sales of parts and services for both divisions, on which the Company typically earns a higher margin.

Selling expenses decreased to $880,000 in the third quarter of fiscal 2003 from $1.4 million last year.  As a percentage of sales, selling expenses decreased to 5.9% from 10.8%.  The decrease is due primarily to a change in the Company’s sales compensation plans late in the second quarter of last year that reduced the fixed component of the salesmen’s compensation.

Selling expenses decreased to $2.9 million (5.9% of sales) in the nine months ended March 29, 2003, as compared to $4.3 million (10.8% of sales) in the same period last year.  The decrease is primarily due to a change in the Company’s sales compensation plans that reduced the fixed component of the salesmen’s salaries.

General and administrative expenses decreased to $1.1 million (7.6% of sales) in the third quarter of fiscal 2003 from $1.6 million (12.6% of sales) in the third quarter of last year.  The reduction in general and administrative expenses reflects management’s continued emphasis on controlling costs, primarily payroll related costs.

For the nine months ended March 29, 2003, general and administrative expenses decreased 23.3% to $3.6 million from $4.6 million in the same period last year.  The decrease primarily reflects a reduction in payroll related expenses.

Interest expense decreased to $1.2 million in the nine months ended March 29, 2003, from $1.5 million in the prior year. The decrease is due to reduced borrowing rates and a lower level of borrowing under the Company’s revolving line of credit.

The provision for income tax in the current quarter was $33,000 or 39.0% of the current pre-tax income.  This compared to a benefit of $488,000 for income tax for the same period last year or 18.0% of the pre-tax loss.  For the nine months period ended March 29, 2003 and 2002, the effective rates were 39.0% and 24.0%, respectively.  The difference between the effective tax rates and the statutory tax rates are due to non-deductible expenses for tax purposes such as meal and entertainment expenses.

Net income for the quarter ended March 29, 2003 was $51,000, or $0.02 per basic and diluted share, compared to a net loss of $2.2 million or $0.68 per basic and diluted share for the quarter ended March 30, 2002.

Net income for the nine months ended March 29, 2003, was $87,000 or $0.03 per basic and diluted share, as compared to a net loss of $4.7 million, or $1.44 per basic and diluted share for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its cash requirements from operations, borrowings under credit facility arrangements, and by negotiating extended terms of trade debt.  The Company has a revolving credit facility with SouthTrust Bank, N.A.  The agreement with SouthTrust as amended on March 31, 2003, expires on December 31, 2003 and provides a revolving line of credit up to $10.0 million and an additional line of credit for issuance of Documentary Letters of Credit up to $7.5 million.  The availability under the combined lines of credit is limited by the percentage of accounts receivable and inventory advance rates determined from time to time by SouthTrust.  As of March 29, 2003, the Company’s revolving line of credit was $4.7 million and the usage for documentary letters of credit was $6.0 million.  The unused amount available to the Company as determined by the Bank was $2.1 million.  Amounts outstanding under the line of credit for direct borrowings bear interest based upon two components:  London Interbank Offered Rate (LIBOR) plus the applicable margin (1.5% to 2.5%) for a short term fixed period and prime plus the applicable margin (0% to 1.25%) for the non-fixed period.  The rates vary based upon the Company’s funded debt as defined in the loan agreement.  Beginning on June 3, 2003, all borrowings under the line will accrue interest at prime plus 1¼% until June 30, 2003.  On July 1, 2003, the interest rate will increase to prime plus 3% until the expiration of the agreement.  In connection with the SouthTrust facility, the Company granted a security interest in all assets of the Company.

Working capital at March 29, 2003 was $8.3 million, a decrease of $700,000 from $9.0 at June 29, 2002.  The working capital ratio at March 29, 2003 was 1.49 compared with 1.47 at June 29, 2002.  Net cash used in operating activities was $507,000 for the nine months ended March 29, 2003 compared with $1,895,000 provided by operating activities during the same period in 2002.

The increase of $2.3 million in accounts receivable during the first nine months of fiscal 2003 primarily resulted from greater than average shipment (and sales) of laundry equipment in March 2003.

The reduction in inventory of $2.9 million was primarily due to sales of stock textile equipment.   Inventory reserves of $607,000 were released during the first nine months of fiscal 2003 for certain stock equipment that was liquidated at below cost in order to reduce inventory levels.

 The income tax refund decreased $523,000 due to receipt of cash associated with the Federal Income tax refund.

Prepaid expenses and other current assets decreased $254,000 during the first nine months of fiscal 2003.  The decrease is primarily due to the decrease in prepaid insurance as the Company continues to amortize its annual insurance premiums.

Other long-term assets increased $644,000 during the first nine months of fiscal 2003.  The increase is due to the reclassification of accounts receivable to long-term for two customers in which payments are not anticipated within one year due to restructuring of one receivable and litigation associated with the other.  Although the accounts have been reclassified as a long-term asset, management believes they will be collected in full.

Cash used in investing activities was $20,000 and resulted from capital expenditures of $63,000 offset by proceeds from sales of fixed assets of $43,000.

Net cash used in financing activities was $443,000 for the nine months ended March 29, 2003 and consisted of $365,000 for principal payments of debt obligations and $78,000 for capital lease obligations.

The Company’s credit facility with SouthTrust matures December 31, 2003.  The Company currently does not have the financial resources to repay this debt when it becomes due and will therefore need to refinance this debt prior to maturity.  There is no assurance that the Company will be able to refinance this debt with another lender on a timely basis, on commercially reasonable terms, or at all.  Additionally, the textile industry has continued to experience tightened lending practices from traditional financial institutions which may further hinder Speizman’s ability to refinance this debt, especially in light of Speizman’s recent financial losses.  If Speizman is unable to refinance this debt or obtain needed additional capital, it would be required to significantly reduce its operations, dispose of assets and/or sell additional securities on terms that could be dilutive to current stockholders.  However, there is no assurance that additional financing will be available when needed or desired on terms favorable to the Company or at all.

Contractual Obligations and Commitments

The following table presents our long-term contractual obligations:

	Payments Due by Periods
	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$9,496,000	$5,447,000	$4,049,000	$-	$-
Capital lease obligations	4,423,000	135,000	546,000	531,000	3,211,000
Irrevocable letters of credit	5,954,000	5,954,000	-	-	-
Operating leases	1,362,000	587,000	708,000	67,000	-
Total contractual cash obligations	$21,235,000	$12,123,000	$5,303,000	$598,000	$3,211,000

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

Revenue Recognition

     The major portion of the Company’s revenues consists of sales and commissions on sales of machinery and equipment. The revenue derived therefrom for the textile segment is recognized in full at the time of shipment, and for the laundry segment, at time of installation. In some instances the laundry equipment and services business is engaged in installation projects for customers on a contract basis. Some contracts call for progress billings. In such cases, the Company uses the percentage of completion method to recognize revenue whereby sales are recorded based upon the ratio of costs incurred to total estimated costs at completion. Shipping and handling charges to customers are included in revenues. Costs associated with shipping are included in cost of sales.

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

The Company performs its annual impairment test of goodwill on the last day of its fiscal year and more often if circumstances surrounding its business dictate that it do so.  For purposes of determining the fair value of its goodwill, the Company computes the net present value of its future cash flows using the five-year average return on investment earned by comparable companies in its industry and compares that to the book value of the reporting segment.

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

OUTLOOK

Fiscal 2003 Equipment Bookings – The Company experienced a decline in equipment bookings in the textile and laundry divisions during the first nine months of fiscal 2003.  Consistent with the cost saving initiatives that began in fiscal year 2001, the Company continues to look for ways to control its expenses to help mitigate the adverse effects from the decline in bookings.

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

Knitted Fabric Equipment – Although the Company experienced an increase in demand in the first nine months of fiscal 2003, the overall market demand for seamless actionwear machines has decreased significantly since its peak two years ago.  However, it now appears that only the large, well-capitalized underwear and lingerie firms who have significant resources with brand names and direct relationships with major retail outlets will have the ability to purchase significant quantities of additional seamless garment machines.

Wink Davis – The Company, through Wink Davis, maintains a strong presence in the United States industrial laundry segment through its sale of new equipment, parts and services.  Due to the combination of the slowing economy and the effects of September 11, the demand for on premise laundry equipment within the hospitality industry has declined significantly in the past 18 – 24 months.  Proposals for larger installation projects continue to remain active; however, if successful, margins will continue to be slightly lower as a result of increased competition in a relatively tight market.

Other Areas of Development – The Company continually explores opportunities for additional growth including new relationships with manufacturers that have competitive product offerings in its existing market channels.  The Company has begun several initiatives geared toward increasing parts sales and service revenues in both textile and laundry divisions.

EMPLOYEES

As of March 29, 2003, the Company had 105 full-time domestic employees.  The Company’s employees are not represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute.  The Company considers its relations with its employees to be good.

BACKLOG

As of May 3, 2003, the Company’s backlog of unfilled equipment orders was approximately $5.8 million.  The period of time required to fill orders varies depending on the model ordered, manufacturers’ production capabilities, and availability of overseas shippers.  The Company typically fills its backlog within 12 months; however, orders constituting the current backlog are subject to customer cancellation, changes in delivery and machine performance.  As a result, the Company’s backlog may not necessarily be indicative of future revenue and will not necessarily lead to revenues in any future period.  Any cancellation, delay or change in orders which constitute our current or future backlog may result in lower than expected revenues.

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

OTHER RISK FACTORS

Risks Related to Speizman’s Bank Debt

As of May 7, 2003, Speizman had $4.1 million in borrowings under its line of credit facility with SouthTrust Bank.  The scheduled maturity date for this facility is December 31, 2003.  The Company currently does not have the financial resources to repay this debt when it becomes due and will therefore need to refinance this debt prior to the maturity date.  There is no assurance that the Company will be able to refinance this debt with another lender on a timely basis, on commercially reasonable terms, or at all.  Additionally, the textile industry has continued to experience tightened lending practices from traditional financial institutions which may further hinder Speizman’s ability to refinance this debt, especially in light of Speizman’s recent financial losses.  If Speizman is unable to refinance this debt or obtain needed additional capital, it would be required to significantly reduce its operations, dispose of assets and/or sell additional securities on terms that could be dilutive to current stockholders.

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

  an event of default occurring under Speizman’s existing credit facility with SouthTrust; or

  failure to pay other debts when due.

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

Speizman’s Ability to Return to Profitability

Due principally to a decline in sales, the Company incurred a net loss of $5.3 million in fiscal 2002.  In addition, Speizman incurred a net loss of $5.9 million in fiscal 2001 due principally to losses associated with foreign currency derivatives.  For the year ended June 29, 2002, the Company generated cash from operating activities of $7.0 million.  For the nine months ended March 29, 2003, the Company used cash from operating activities of $507,000.  Although the Company has returned to profitability for the nine months ended March 29, 2003, Speizman will need to generate continued increases in its revenues, or reductions in overhead in order to continue generating additionalcash from operating activities.

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

Nasdaq Listing

The Company’s Common stock has been listed on the Nasdaq SmallCap Market since March 20, 2001 and was listed on the Nasdaq National Market System from October 1993 to March 19, 2001.  The Company’s continued listing of its common stock on the Nasdaq SmallCap Market is subject to certain criteria which include a minimum bid of $1.00 as well as maintaining a minimum market value of public float of $1.0 million.  Since January 2002, the Company’s stock has been trading below $1.00.  On May 8, 2003, the closing per share bid price for the Company’s common stock was $0.30.  The Company has been notified by Nasdaq that its common stock will be delisted on May 12, 2003.  The Company plans to appeal the delisting.

On January 30, 2003, Nasdaq issued a press release proposing to extend the grace period for compliance with the minimum bid requirement from 180 days to 540 days.  Management believes that, if the proposal is adopted, its common stock would be included in the extended grace period.

On April 22, 2003, the Company was notified by Nasdaq that its common stock has not maintained a minimum market value of publicly held shares (“MVPHS”) of $1,000,000.  If at anytime before July 21, 2003, the MVPHS of the Company’s common stock is not $1,000,000 or more for at least 10 consecutive trading days, then the Company’s common stock will be delisted.  The Company estimates that the closing per share bid price of its common stock must be at least $0.42 in order to meet the minimum MVPHS.

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

PART II.     OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

(a)	Exhibits:

	10(a)	Sixth Amendment and Forbearance Agreement between SouthTrust Bank and Speizman Industries, Inc. effective March 31, 2003.

	99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Current Report on Form 8-K: Press release announcing bank extension, dated April 2, 2003.

Current Report on Form 8-K: Press release announcing third quarter 2003 financial results, dated May 12, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEIZMAN INDUSTRIES, INC.
(Registrant)

Date: May 13, 2003	/s/ Robert S. Speizman
By: Robert S. Speizman
Title: President

Date: May 13, 2003	/s/ Paul R.M. Demmink
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

Date:  May 13, 2003

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

Date:  May 13, 2003

/s/ Paul R.M. Demmink Paul R.M. Demmink Vice President-Finance, CFO, Secretary and Treasurer