Form 10-K
period 2003-06-28
SPEIZMAN INDUSTRIES INC
filed 2003-09-26
CIK 92827

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ------------
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                    For the fiscal year ended June 28, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from __________________ to _____________________

                           COMMISSION FILE NO. 0-8544


                            SPEIZMAN INDUSTRIES, INC.
--------------------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

           DELAWARE                                       56-0901212
-------------------------------                    -----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

    701 Griffith Road, Charlotte, North Carolina                  28217
--------------------------------------------------------     ----------------
     (Address of principal executives offices)                  (Zip Code)


Registrant's telephone number, including area code:  (704) 559-5777

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

                                 Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |_|

         Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                 Yes |_| No |X|

         The aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant as of December 28, 2002 (the last business day of the Registrant's most recently completed second quarter) was $607,035, based upon the closing sales price of a share of the Registrant's common stock as reported by the Nasdaq SmallCap Market on that date.

         As of September 18, 2003, there were 3,255,428 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on November 24, 2003 are incorporated herein by reference into Part III.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

         This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about Speizman's industry, management beliefs, and certain assumptions made by Speizman's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors" on pages 6 through 9. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Speizman Industries, Inc. ("Speizman Industries" or "the Company") is a distributor of specialized commercial industrial machinery, parts and equipment. The Company operates primarily in two segments, textiles and laundry. In the textile segment, the Company distributes sock-knitting machines, other knitting equipment, automated boarding, finishing and packaging equipment, and related parts used in the sock industry. In the laundry segment, the Company distributes commercial and industrial laundry equipment and parts and provides installation and after sales service. The Company refers to its operations in the textile segment as Speizman Industries, and the laundry segment as Wink Davis Equipment Co., Inc. ("Wink Davis").

         ALL REFERENCES HEREIN ARE TO THE COMPANY'S 52-OR-53 WEEK FISCAL YEAR ENDING ON THE SATURDAY CLOSEST TO JUNE 30. THE FISCAL YEARS 2001, 2002 AND 2003 CONTAINED 52 WEEKS AND ENDED ON JUNE 30, 2001, JUNE 29, 2002,AND JUNE 28, 2003, RESPECTIVELY.

SPEIZMAN INDUSTRIES

         The technologically advanced sock knitting machines distributed by Speizman Industries are manufactured by Lonati, S.p.A., Brescia, Italy ("Lonati"), which the Company believes is the world's largest manufacturer of hosiery knitting equipment. The Company and Lonati entered into their present agreement for the sale of Lonati machines in the United States in 1992. The Company and Lonati further amended this agreement in January 2002. In May 2002, the Company and Lonati further amended this agreement to provide for Lonati's forbearance and payment restructuring with respect to trade debt owed Lonati by the Company. This amendment was effective February 2002. The Company's agreement with Lonati, as amended, is referred to herein as the Lonati Agreement. Speizman and Lonati entered into a similar agreement relating to Speizman Industries' distribution of Lonati sock and sheer hosiery knitting machines in Canada in January 1992 and in Mexico in 1997. The Company's ability to sell in Mexico is limited to Mexican companies that are working with a U.S. or Canadian sock manufacturer. Speizman Industries has distributed Lonati double cylinder machines in the United States continuously since 1982. Speizman began distributing Lonati single cylinder open toe knitting machines in 1989. Its current product line includes newer technology represented by its single cylinder closed toe knitting machine, which eliminates the steps associated for a sock manufacturer in sewing the toe on a sock.

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

         The Lonati Agreement contains certain covenants and conditions relating to Speizman Industries' sale of Lonati machines, including, among others, requirements that Speizman Industries, at its own expense, promote the sale of Lonati machines and assist Lonati in maintaining its competitive position, maintain an efficient sales staff, provide for the proper installation and servicing of the machines, maintain an adequate inventory of parts and pay for all costs of advertising the machines. Speizman is prohibited during the term of the Lonati Agreement from distributing any machines that compete with Lonati machines. Speizman believes that it is and will remain in compliance in all material respects with these covenants. The cost to Speizman of Lonati machines, as well as the delivery schedule of these machines, is totally at the discretion of Lonati. The Lonati Agreement allows Lonati to sell machines directly to the sock manufacturer with any resulting commission paid to Speizman determined on a case-by-case basis.

         The Lonati single cylinder machines (both closed toe and open toe versions) distributed by Speizman Industries are mainly used for the knitting of athletic socks. The Lonati double cylinder machines are for the knitting of dress and casual socks. The Lonati machines are electronic, high-speed, and have computerized controls. Lonati single cylinder machines are capable of knitting pouch heel and toe, reciprocated heel and toe and tube socks. As these functions are all electronically controlled, they allow the rapid change of sock design, style and size, result in increased production volume and efficiency. Lonati single cylinder machines are also available in a closed toe version, which enables hosiery manufacturers to automate their production processes by knitting in the toe as opposed to manually seaming. This procedure not only results in a higher quality product but manufacturers also benefit from lower manufacturing costs. In addition to the previously described machines distributed in the United States, Speizman Industries distributes these sock knitting machines as well as Lonati sheer hosiery knitting machines in Canada and Mexico.

         Speizman also distributes knitting machines, manufactured by Santoni, SpA, Brescia, Italy ("Santoni"), one of Lonati's subsidiaries, in the United States and Canada. Santoni products include large diameter circular knitting machines utilizing new technology in the production of seamless undergarments, action wear and swimsuits.

         Sales by Speizman Industries in the United States, Canada and Mexico of new machines manufactured by Lonati, S.p.A., generated the following percentages of the Company's net revenues: 26.0% in fiscal 2003, 25.1% in fiscal 2002 and 26.2% in fiscal year 2001.

         In addition to the Lonati and Santoni knitting machines, Speizman Industries distributes new machines and equipment for the seaming, finishing, boarding, and packaging operations under written agreements and arrangements with other manufacturers. The following table sets forth certain information concerning most of these additional distribution arrangements. SRA, SrL and Tecnopea are subsidiaries of Lonati.

   ------------------------------ -------------------------------------------------------- -----------------------------
         MANUFACTURER                            MACHINE                                         TERRITORY
   ------------------------------ -------------------------------------------------------- -----------------------------
   Braun (Joint Marketing         Pocketed dye and extracting machines                     Worldwide
          Agreement with
          Martint Equipment)
          Syracuse, NY

   Conti Complett, S.p.A.,        Sock or seaming machines and sock                        United States, Canada
          Milan, Italy            turning devices

   Matec                          Dial rib sock knitters, medical knitters                 United States and Canada
          Florence, Italy

   SRA, Srl                       Automated loading, positioning, and finishing devices    United States and Canada
         Florence, Italy

   Tecnopea                       Automated folding and packaging equipment                United States
          Brescia, Italy
   ------------------------------ -------------------------------------------------------- -----------------------------

         Commencing in January 2001 and in conjunction with licensing certain assets of Todd Motion Controls, Inc. ("TMC"), a subsidiary of the Company, to SRA, Srl ("SRA"), the Company obtained exclusive rights to distribute TMC equipment in the United States and Canada that is manufactured by SRA. SRA has distribution rights for TMC equipment outside the United States and Canada.

         Speizman Industries sells textile machine parts and used textile equipment in the United States and in a number of foreign countries. Speizman Industries carries significant amounts of machinery and parts inventories to meet customers' requirements and to assure itself of an adequate supply of used machinery. From time to time, Speizman Industries acts as an appraiser and liquidator of textile mill equipment and as a broker in the purchase and sale of such equipment.

SALES AND MARKETING

         Speizman Industries markets and sells knitting machines and related equipment primarily by maintaining frequent contact with customers and understanding of its customers' individual business needs. Speizman Industries exhibits its equipment at trade shows and uses its private showroom to demonstrate new machines to its customers. In some cases, salespersons will set up competitive trials in a customer's plant and allow the customer to use Speizman's machine in its own work environment alongside competing machines for two weeks to three months. Speizman Industries also offers customers the opportunity to send their employees to Speizman's facilities for training courses on the operation and service of the machines and, depending on the number of machines purchased and the number of employees to train, may offer such training courses at the customer's facility. These marketing strategies are complemented by Speizman's commitment to service and continuing education. At September 18, 2003, Speizman Industries employed 7 salespersons and 11 technical representatives. In addition to its sales staff, Speizman Industries uses several commission sales agents in a number of foreign countries in connection with its sales of used machines.

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

         The majority of the new machines sold by Speizman Industries are drop-shipped from the foreign manufacturer by container or air freight directly to the customer's plant using Speizman's freight forwarder to coordinate shipment and the customer takes title at the European port.

         Because a substantial portion of Speizman Industries' revenues are derived from sales of machines and equipment imported from abroad, these sales may be subject to import controls, duty and currency fluctuations. Since November 2000, substantially all of Speizman Industries' purchases of Italian machines for sale in the United States have been denominated in U.S. dollars. Prior to that time, most of these purchases were denominated in Italian Lira or, more recently, Euro dollars. Speizman's purchases of parts for resale from these manufacturers are still denominated in Euro dollars. Speizman has utilized forward exchange contracts in connection with these purchases of parts and expects that it will continue to do so in fiscal 2004 to hedge foreign currency exchange risk. Speizman has historically adjusted sales prices or purchased forward exchange contracts in an effort to mitigate adverse effects of foreign currency fluctuations. Additionally, international currency fluctuations that result in substantial price level changes could impede import sales and substantially impact profits. Speizman is not able to assess the quantitative effect such international price level changes could have upon Speizman Industries' operations. There can be no assurance that fluctuations in foreign exchange rates will not have an adverse effect on Speizman Industries' future operations. Substantially, all of Speizman Industries' export sales originating from the United States are made in U.S. dollars.

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

       Speizman Industries exports certain new and used machines and parts for sale in Canada, Mexico and a number of other foreign countries. See Note 1 of Notes to Consolidated Financial Statements for certain financial information concerning Speizman Industries' foreign sales in fiscal 2003, 2002 and 2001.

CUSTOMERS

         Speizman Industries' customers consist primarily of the major sock manufacturers in the United States and Canada. In fiscal 2003, one customer (Sara Lee Sock Company) represented approximately 10% of the Company's revenues. In 2002, no single customer represented over 10% of the Company's revenues. In fiscal year 2001, one customer (Sara Lee Sock Company) represented 13.4% of the Company's revenues. Generally, the customers contributing the most to Speizman Industries' net revenues vary from year to year. Speizman Industries believes that the loss of any principal customer could have a material adverse effect on the Company.

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

WINK DAVIS

         Wink Davis, with offices in Smyrna, Georgia, Wood Dale, Illinois, and Charlotte, North Carolina, distributes commercial laundry equipment and parts and provides related services, principally installation and repair services. Wink Davis sells to a wide variety of customers. A large share of these customers maintain on premise laundries ("OPL's"). OPL's are commonly found in hotels, nursing homes and other institutions that perform their laundry services in-house. Some larger installations of equipment are found in hospitals, prisons and linen processing plants. The largest portion of Wink Davis' sales are from its distribution of washers, dryers, ironers and other finishing equipment manufactured by Pellerin Milnor and Chicago Dryer. Wink Davis represents both of these companies in Georgia, South Carolina, North Carolina, Virginia, middle and eastern Tennessee, northern and central Florida, and the Chicago, Illinois areas.

        The Pellerin Milnor agreement appoints Wink Davis as the exclusive distributor within its territories. In some instances, a customer's purchase order may be taken in one agent's territory, but the equipment is actually delivered to a territory served by a different Pellerin Milnor agent. In these instances, Pellerin Milnor grants the sale to the territory in which the purchase order was taken. The dealer servicing the territory in which the equipment is installed receives a commission for which that dealer must assume responsibility for installing the equipment. Historically, these sales involving two separate Pellerin Milnor dealers have been infrequent and management feels this issue does not significantly improve or hurt its operations. The Chicago Dryer agreement does not appoint Wink Davis as the exclusive agent within its territories. Both the Pellerin Milnor and Chicago Dryer agreements are renewed on an annual basis and may be terminated in the event of a breach. Wink Davis has continuously represented both manufacturers for most of its current territories since 1972. In 2003, Pellerin Milnor presented its annual top distributor award to Wink Davis and has done so for all but three years since 1980.

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

         Additionally, Wink Davis, under written agreements and other arrangements with OEMs, distributes other laundry related equipment. The following table sets forth, in alphabetical order, certain information concerning the additional distribution agreements:

------------------------------  ---------------------------------------------  ----------------------------------------
   MANUFACTURER                        MACHINE                                           TERRITORY
------------------------------  ---------------------------------------------  ----------------------------------------
Ajax Manufacturing              Laundry and dry cleaning presses and dryers    Southeastern U.S. & Chicago, IL areas
         Cincinnati, Ohio

American Dryer,                 Commercial dryers                              Southeastern U.S. & Chicago, IL areas
         Fall River, MA

Cissell Manufacturing,          Commercial dryers, laundry and dry             Southeastern U.S. & Chicago, IL areas
         Louisville, KY            cleaning pressing equipment

Energenics Corp.,               Lint collectors and automatic cart             Southeastern U.S. & Chicago, IL areas
         Naples, FL                wash systems

Forenta, Inc.,                  Laundry and dry cleaning presses               Southeastern U.S. & Chicago, IL areas
         Morrisville, TN

Huebsch Originators,            Commercial dryers                              Southeastern U.S. & Chicago, IL areas
         Ripon, WI
------------------------------  ---------------------------------------------  ----------------------------------------

SALES AND MARKETING

         Wink Davis' primary products include washers, dryers, ironers and other finishing equipment. Some of the larger installations include continuous batch washers ("CBW's"), large dryers, pressing and folding equipment and conveyor systems resulting in the laundering process being substantially automated. The majority of the sales consist of washers, with less than 165-pound capacity per load ("white machines"), and corresponding dryers. CBW systems or tunnels are highly customized with a variety of features depending on the unique needs and constraints of each customer. Sales orders are generated through a variety of methods including repeat business, referrals, cold calls and unsolicited telephone orders. Typical sales terms on larger contracts require 15% down payment with the balance due 10 days after final acceptance. At September 18, 2003, Wink Davis employed approximately 9 sales persons and 25 technical representatives.

         Most used equipment in smaller facilities has little value and there is little demand for that type of used laundry equipment. Accordingly, Wink Davis rarely accepts trade-ins of low capacity used equipment and does not purchase used equipment of that nature. Some used CBW units can be rebuilt at a substantial reduction in price to new units. Wink Davis does occasionally find sales opportunities of this type. Many large orders, especially those at new construction sites, require newly designed or modified electrical, plumbing, construction or other work at the customer site. Wink Davis often subcontracts these tasks for the customer in conjunction with the sale. Wink Davis has a staff of CAD operators, and service personnel who assist and support outside contractors to ensure that the facilities are properly prepared prior to the delivery of equipment. Wink Davis' subcontractors install the equipment and Wink Davis provides training for the customers' operators. Smaller sales of white machines generally require less support and frequently consist of matching the specifications of the newly ordered machine to the existing site.

         Additionally, Wink Davis provides repair and maintenance services to OPL facilities. Customers' OPL facilities are typically operated and managed by their property, maintenance or housekeeping staffs. These staffs are often small with broad areas of responsibilities and limited technical expertise, especially for specific maintenance and repair issues of the laundry equipment. Accordingly, Wink Davis provides a full range of repair and maintenance services. Generally, each sales office is staffed by two or more technicians. Each technician travels to the customer's site in a maintenance van, fully stocked with the most commonly needed parts. Upon notification, Wink Davis will dispatch and commonly have a technician addressing the problem within 24 hours. If additional parts are required, they may be ordered from any Wink Davis location or shipped directly from the manufacturer.

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

COMPETITION

         The laundry equipment business is very competitive, with the principal competitive factors being price and service offerings. Wink Davis competes directly with several other distributors representing other OEMs. Wink Davis believes the products they distribute are of equal or better quality than their competitors' products. In some instances, Wink Davis may be at a price disadvantage when a customer considers price only. Wink Davis maintains a well-trained staff of technicians covering all geographic areas of distribution. Management believes this staff is more comprehensively trained than any maintained by the competition.

REGULATORY MATTERS

         The Company is subject to various federal, state and local statutes and regulations relating to the protection of the environment and safety in the work place. The failure by the Company to comply with any of such statutes or regulations could result in significant monetary penalties, the cessation of certain of its operations, or both. Management believes that the Company's current operations are in compliance with applicable environmental and workplace safety statutes and regulations in all material respects. The Company's compliance with these statutes and regulations has not materially affected its business; however, the Company cannot predict the future effects of compliance with such statutes or regulations.

EMPLOYEES

         As of September 18, 2003, the Company had 99 full-time employees. The Company's employees are not represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company considers its relations with its employees to be good.

BACKLOG

         The Company's firm backlog of unfilled orders for new and used machines was $3.2 million at September 18, 2003. The Company's firm backlog of unfilled orders was $20.1 million and $13.8 million at June 29, 2002 and June 30, 2001, respectively. The reduction in unfilled orders at June 2003 compared to June 2002 was primarily due to a trend in lower equipment sales which the Company believes was due to delayed decisions for capital spending due to concerns about imports from foreign manufacturers in the sock knitting division and to the continued decline in the hospitality industry, which represents a large part of the customer base in the laundry division. The period of time required to fill orders varies depending on the machine ordered.

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

RISK FACTORS

RISKS RELATED TO SPEIZMAN'S BANK DEBT

         As of September 18, 2003, Speizman had $9.4 million in borrowings under its line of credit facility with a commercial bank. This facility matures December 31, 2003. The Company currently does not have the financial resources to repay this debt when it becomes due and will therefore need to refinance this debt prior to maturity. There is no assurance that the Company will be able to refinance this debt with another lender on a timely basis, on commercially reasonable terms, or at all. Additionally, the textile industry has continued to experience tightened lending practices from traditional financial institutions which may further hinder Speizman's ability to refinance this debt, especially in light of Speizman's recent financial losses. If Speizman is unable to refinance this debt or obtain needed additional capital, it would be required to significantly reduce its operations, dispose of assets and/or sell additional securities on terms that could be dilutive to current stockholders.

RISKS RELATED TO LONATI AGREEMENT

         In May 2002, the Company and Lonati S.p.A. entered into an agreement effective February 2002, providing for the amendment of their agreement under which Speizman Industries distributes Lonati sock-knitting machines in the United States and Lonati's forbearance and payment restructuring with respect to $4.2 million of trade debt owed by the Company to Lonati. The Company entered into similar agreements with Lonati subsidiaries for the restructuring of $930,000 of trade debt. The agreements are secured by a subordinated security interest to all of the assets of the Company. The amendment and forbearance agreements provide that the following events, among others, will constitute an event of default under Speizman's distribution agreement with Lonati, as amended:

         o failure to pay any amounts owed when due, which failure continues for 10 days after written notice;
         o an event of default occurring under Speizman's existing credit facility with SouthTrust;
         o an event of default for any indebtedness in excess of $1.0 million; or
         o        failure to refinance its existing credit facility at maturity.

         Upon the occurrence of an event of default, Lonati can terminate its distribution agreement with Speizman and can declare all amounts due Lonati payable in full. At September 18, 2003, the Company was in full compliance with the terms of the Lonati agreement. The Lonati agreement allows Lonati to make sales directly to customers located in the Company's distribution territories and pays the Company a commission as determined on a case by case basis. If direct sales to customers became material, it would have an adverse affect on the Company's profits since the commissions received by Lonati are typically less than the profits generated by equipment sales.

RISKS RELATED TO WINK DAVIS CONTRACTS

         The Company's distributor agreements with Pellerin Milnor and Chicago Dryer are renewed on an annual basis. If the Company lost the distribution rights to either of these product lines, it would have a material adverse impact on the revenues of the Company.

SPEIZMAN'S ABILITY TO RETURN TO PROFITABILITY

         Speizman incurred a net loss of $296,000 in fiscal 2003. In addition, Speizman incurred net losses of $5.3 million in fiscal 2002 and $5.9 million in fiscal 2001. The Company will need to generate increases in revenues to return to profitability and in order to generate cash from future operating activities.

SPEIZMAN'S LARGE AMOUNT OF DEBT COULD NEGATIVELY IMPACT ITS BUSINESS AND STOCKHOLDERS

         Principally as a result of losses funded during the last three fiscal years, the Company is burdened with a large amount of debt. Speizman's large amount of debt could negatively impact its stockholders in many ways, including:

         o reducing funds available to support its business operations and for other corporate purposes because portions of cash flow from operations must be dedicated to the payment of its existing debt;

         o impairing its ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

         o        increasing vulnerability to increases in interest rates;

         o hindering its ability to adjust rapidly to changing market conditions; and

         o making it more vulnerable to a further downturn in general economic conditions or in its business.

RELATIONSHIP WITH FOREIGN SUPPLIERS

         The majority of Speizman Industries' suppliers for textile parts and textile equipment are based in foreign countries primarily concentrated in Italy. There can be no assurance that Speizman will not encounter significant difficulties in any attempt to enforce any provisions of the agreements with foreign manufacturers, or any agreement that may arise in connection with the placement and confirmation of orders for the machines manufactured by foreign manufacturers or obtain an adequate remedy for a breach of any such provision, due principally that they are foreign companies.

DEPENDENCE ON LONATI

         The Company's operations are substantially dependent on the net revenues generated from the sale of sock knitting and other machines manufactured by both Lonati and Santoni and the Company expects this dependence to continue. Sales of sock knitting and other machines manufactured by Lonati and Santoni generated an aggregate of approximately 30.1%, 31.9% and 30.4% of the Company's net revenues in fiscal 2003, 2002 and 2001, respectively. The Company amended its agreement with Lonati for the sale of its machines in February 2002 to be the exclusive agent in the United States and Canada through February 1, 2006. The agreement can be terminated immediately upon breach of the contract. The Company and Lonati entered into their present agreement for the sale of Lonati machines in Mexico in 1997, which is renewable annually. The Company has acted as the United States sales agent and distributor for certain machines manufactured by Lonati continuously since 1982. The cost to the Company of Lonati machines, as well as the delivery schedule of these machines, is in the discretion of Lonati. Management believes that the Company's relationship with Lonati will continue to be strong as long as the Company generates substantial sales of Lonati machines; however, there can be no assurance that the Company will be able to do so or that the Company's relationship with Lonati will continue or will continue on its present terms. Any decision by Lonati to sell machines through another distributor or directly to purchasers would have a material adverse effect on the Company.

MACHINE PERFORMANCE AND DELAYED DELIVERIES

         During fiscal 2000 and the early part of fiscal year 2001, the Company experienced issues with machine performance and delays from Lonati in shipments of closed toe knitting machines and Santoni undergarment knitting machines. The Company experienced material cancellations or postponements of orders due to these delays and performance issues. Although the Company did not experience delays in shipments on issues with machine performance in fiscal 2002 or 2003, there can be no assurance that delayed deliveries in the future or issues with machine performance on newer technology will not result in the loss or cancellation of significant orders. The Company also cannot predict situations in Italy such as potential employee strikes or political developments which could further delay deliveries or have other adverse effects on the business of Lonati and the other Italian manufacturers represented by the Company.

FOREIGN CURRENCY RISK

         Prior to November 2000, Speizman Industries' purchases of foreign manufactured machinery and spare parts for resale were denominated in Italian lira. For purchases of machines that were denominated in Italian lira or Euro dollars, Speizman generally purchased hedging contracts to compensate for anticipated dollar fluctuations; however, during fiscal year 2001, the Company experienced significant adverse effects utilizing lira hedging contracts for orders that were postponed or delayed. Prior to fiscal year 2001 and for approximately 30 years, the Company did not experience any adverse effects from utilizing lira hedging contracts. During fiscal year 2001, the Company arranged with Lonati and its affiliates to purchase its products for resale in U.S. dollars through April 2002. As of May 2002, Lonati can require purchases to be in either Euro dollars or U.S. dollars. For purchases of machines that are denominated in Euro dollars, Speizman Industries feels its current practices enable the Company to adjust sales prices, or to commit to hedging contracts that effectively compensate for anticipated dollar fluctuations. At June 30, 2001, the Company had contracts maturing through September 2001 to purchase approximately 432.0 million lira for approximately $198,000 for which the market value at June 30, 2001 if terminated was $189,000. There were no foreign currency hedging contracts in place as of June 28, 2003 and June 29, 2002.

         Additionally, international currency fluctuations that result in substantial price level changes could impede or promote import/export sales and substantially impact profits. Speizman is not able to assess the quantitative effect that such international price level changes could have upon Speizman Industries' operations. There can be no assurance that fluctuations in foreign exchange rates will not have an adverse effect on Speizman Industries' future operations as such fluctuations have in the past. All of Speizman Industries' export sales originating from the United States are made in U.S. dollars.

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

         The textile segment is subject to the risks associated with certain categories in the textile industry, specifically, for socks, underwear, and actionwear garments. The textile industry risks relating to socks, underwear, and actionwear garments include the impact of style and consumer preference changes and imported goods. These factors may contribute to fluctuations in the demand for the Company's sock knitting and packaging equipment and knitted fabric equipment products.

NASDAQ LISTING

         The Company's Common stock has been listed on the Nasdaq SmallCap Market since March 20, 2001 and was listed on the Nasdaq National Market System from October 1993 to March 19, 2001. The Company's continued listing of its common stock on the Nasdaq SmallCap Market is subject to certain criteria which include a minimum bid of $1.00 as well as maintaining a minimum market value of public float of $1.0 million. Since January 2002, the Company's stock has been trading below $1.00. The Company has been notified by Nasdaq that unless its common stock maintains a closing bid price of at least $1.00 for a minimum period of 10 consecutive trading days by September 29, 2003, the Company's common stock will be delisted. If the Company is delisted, its common stock might trade in the OTC - Bulletin Board, which is viewed by most investors as a less desirable marketplace. In such event, the market price of the common stock may be adversely impacted and a stockholder may find it difficult to dispose, or obtain accurate quotations as to the market value, of the Company's common stock.

ITEM 2.  PROPERTIES.

         The Company leases all of its real property. Significant leases are summarized in the table below:

                                                                                             LEASE     MONTHLY     APPROXIMATE
                                                                       LEASE ORIGINATION     TERM      RENTAL     RENTAL SQUARE
            USE                                         LOCATION             DATE          (MONTHS)    RATE          FOOTAGE
-------------------------------------------------   ---------------    ------------------  --------  ---------  ----------------
PROPERTIES USED PRIMARILY BY SPEIZMAN INDUSTRIES:
Executive, administrative, machinery
   rebuilding and warehousing                         Charlotte, NC     December 1, 1999      180     $ 66,667       221,000  (a)

PROPERTIES USED PRIMARILY BY WINK DAVIS:
Administrative, general office and
   warehouse                                          Smyrna, GA        May 1, 2001            61     $  5,509       12,000
Sales and service office and warehouse                Wood Dale, IL     June 1, 2002           61     $  5,677        6,800
Sales and service office and warehouse                Charlotte, NC     March 1, 2000          60     $  8,172       10,800
------------

(a) The Company's headquarters are leased from a limited liability company owned by Robert S. Speizman, his wife and their children.

The Company believes its office and warehouse space is sufficient to meet its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

       In fiscal 2001, the Company filed suit in the Superior Court, District of Montreal, Province of Quebec, Canada (Civil Action No. 500-17-010102-013) against Nalpac for breach of contract associated with nonpayment of machines. On July 30, 2001, the Nalpac Company filed a counterclaim against the Company. Nalpac claims that it set up a joint venture with Gentry Mills, known as Seamless Knit, Inc., to knit and sell seamless garments, investing as much as $6.0 million (Canadian) in the project. It also alleges that delays in delivery of the machines, and defects in their operation, caused Nalpac to suffer financial loss in the amount of $6.8 million (Canadian) (approximately 4.3 million U.S. dollars), plus interest and penalties in an unspecified amount, under Quebec law. The Company denies the allegations of the counterclaim, and is defending its position vigorously, and believes that it will ultimately prevail. As of September 18, 2003, no court date has been set in this matter.

         Due to the inherent uncertainty as to the outcome of litigation, the Company cannot estimate the amount of loss, if any, that will result from the resolution of the lawsuit described above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2003.

EXECUTIVE OFFICERS OF REGISTRANT

         The following table sets forth certain information regarding the executive officers of the Company as of September 18, 2003:

         NAME                       AGE    POSITIONS WITH THE COMPANY
         ----                       ---    --------------------------
         Robert S. Speizman.......   63    Chairman of the Board, President and Director
         Mark A. Speizman ........   32    Senior Vice President, Hosiery
         Paul R.M. Demmink........   48    Vice President-Finance, Chief Financial Officer,
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

         Paul R.M. Demmink began serving as Vice President-Finance, Chief Financial Officer, Secretary and Treasurer in July 2002. He served as President of Mid-South Sales Group, Inc., a privately held distributor, from May 1994 to September 2001 and was a private investor from September 2001 to June 2002. From 1989 to 1994, he served as Executive Vice President and Chief Financial Officer of Broadway and Seymour, Inc., a provider of information systems to the financial services industry.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock has been included for quotation on the NASDAQ National Market System under the NASDAQ symbol "SPZN" from October 1993 to March 19, 2001. Commencing on March 20, 2001, the Company began trading on the NASDAQ SmallCap System under "SPZN". The following table sets forth, for the periods indicated, the high and low sale prices as reported by the NASDAQ Market System.

FISCAL 2002                                                 HIGH        LOW
                                                            ----        ---
   First Quarter (ended September 29, 2001) ..........     $1.24      $0.66
   Second Quarter (ended December 29, 2001)...........      0.85       0.49
   Third Quarter (ended March 33, 2002)...............      0.60       0.28
   Fourth Quarter (ended June 29, 2002)...............      0.70       0.33

FISCAL 2003
   First Quarter (ended September 28, 2002) ..........     $0.94      $0.55
   Second Quarter (ended December 28, 2002)...........      0.65       0.25
   Third Quarter (ended March 29, 2003)...............      0.66       0.25
   Fourth Quarter (ended June 28, 2003)...............      0.67       0.28

         As of June 28, 2003, there were approximately 191 stockholders of record of the Common Stock. Management believes that when the number of beneficial stockholders are included with the number of record stockholders, the Company is in compliance with the maintenance standards set by the Nasdaq Stock Market.

         The Company has never declared or paid any dividends on its Common
Stock.

         Future cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, surplus, restrictive covenants in agreements to which the Company may be subject, general business conditions and such other factors as the Board of Directors may deem relevant. The Company's present credit facility contains certain financial and other covenants that limit the Company's ability to pay cash dividends on its capital stock. See "Risk Factors -- Nasdaq Listing" for discussion of the impact of our share prices on continued listing.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

         The following sets forth selected consolidated financial information for Speizman Industries, Inc. as of and for each of the years in the five-year period ended June 28, 2003, and has been derived from the Company's audited consolidated financial statements. The selected consolidated financial data should be read together with the Company's consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated operating information set forth below for the periods in the three years ended June 28, 2003, June 29, 2002 and June 30, 2001 and the consolidated balance sheet data as of June 28, 2003 and June 29, 2002, are derived from and qualified by reference to our audited financial statements included in this annual report. The consolidated operating information set forth below for the years ended July 1, 2000 and July 3, 1999, and the consolidated balance sheet data as of June 30, 2001, July 1, 2000 and July 3, 1999 are derived from and qualified by reference to our audited financial statements that are not included in this annual report.

                                                                                           Fiscal Year Ended
                                                                     ------------------------------------------------------------
                                                                      June 28,      June 29,     June 30,     July 1,    July 3,
                                                                        2003        2002 (A)      2001         2000        1999
                                                                     ---------    ---------    ---------    ---------   ---------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
       Net revenues.............................................     $  62,536    $  57,103    $  82,233    $ 115,182   $ 101,412
       Cost of sales ...........................................        52,451       49,344       70,511       96,443      85,564
                                                                     ---------    ---------    ---------    ---------   ---------
       Gross profit ............................................        10,085        7,759       11,722       18,739      15,848
       Selling, general and administrative expenses ............         8,756       12,671       14,849       15,420      15,124
                                                                     ---------    ---------    ---------    ---------   ---------
       Operating income (loss) .................................         1,329       (4,912)      (3,127)       3,319         724
       Interest expense, net ...................................         1,597        1,930        2,422        1,973       1,103
       Loss on settlement of uncommitted foreign
         currency derivative contracts .........................          --           --          3,926         --          --
                                                                     ---------    ---------    ---------    ---------   ---------
       Income (loss) before taxes on income ....................          (268)      (6,842)      (9,475)       1,346        (379)
       Taxes (benefit) on income ...............................            28       (1,500)      (3,612)         544        (126)
                                                                     ---------    ---------    ---------    ---------   ---------
       Net income (loss)........................................     $    (296)   $  (5,342)   $  (5,863)   $     802   $    (253)
                                                                     =========    =========    =========    =========   =========
PER SHARE DATA:
       Basic earnings (loss) per share..........................     $   (0.09)   $   (1.64)   $   (1.80)   $    0.25   $   (0.08)
       Diluted earnings (loss) per share .......................         (0.09)       (1.64)       (1.80)        0.24       (0.08)

       Weighted average shares outstanding - basic .............         3,255        3,255        3,253        3,243       3,274
       Weighted average shares outstanding - diluted ...........         3,255        3,255        3,253        3,296       3,274

BALANCE SHEET DATA:
       Working capital..........................................     $   7,364    $   8,952    $  17,300    $  28,182   $  16,058
       Total assets ............................................        38,403       40,047       54,873       68,255      56,456
       Short-term debt .........................................         7,301        5,000         --           --         4,900
       Long-term debt, including current maturity ..............         8,978       10,610       16,404       19,725       7,196
       Stockholders' equity ....................................        11,992       12,119       17,366       23,490      22,577


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

         The Company's sales have increased to $62.5 million in 2003 from $57.1 million in 2002 and decreased from $82.2 million for fiscal 2001. In addition, the Company incurred net losses of $296,000 in 2003, $5.3 million in 2002 and $5.9 million in 2001. Factors contributing to the losses in 2002, include the $1.0 million goodwill impairment charge. Factors that have contributed to the losses for 2001 include losses from the use of lira hedging contracts for anticipated sales that were postponed or cancelled.

         The Company experienced a slowdown in bookings of new equipment in both divisions in the fourth quarter of 2003. The Company believes the slowdown is due to delayed decisions for capital spending due to concerns about the effect of imports from foreign manufacturers and their impact on demand for domestically produced athletic socks in the sock knitting division and to the continued decline in the hospitality industry, which represents a large part of the customer base in the laundry division. This slowdown continued through the first quarter of 2004 and the Company expects that it will continue at least through the second quarter of 2004.

         During 2002 and 2003, the Company responded to the decrease in sales by reducing its personnel in all departments, restructuring its commission arrangement with sales personnel, and reducing general and administrative expenses, including a reduction of the lease payments for its main facility. In addition, the Company has reduced its bank financing, and interest expense through aggressive asset management. In order to further improve its available cash, the Company has entered into extended payment terms with Lonati and its subsidiaries. The Company is currently in discussions with potential lenders regarding refinancing its bank credit facility, which is scheduled to expire on December 31, 2003.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 28, 2003 COMPARED TO YEAR ENDED JUNE 29, 2002

         NET REVENUE. Net revenues increased to $62.5 million in fiscal 2003 from $57.1 million in fiscal 2002, an increase of 9.5%. Revenues in the textile division increased to $35.4 million in fiscal 2003 from $31.5 million in fiscal 2002. The increase is due primarily to an increase in sales of new and used sock knitting equipment of approximately $1.9 million. Revenues in the laundry division increased to $27.1 million in fiscal 2003 from $25.6 million in fiscal 2002. The increase is due primarily to an increase in new equipment sales of approximately $3.3 million and was partially offset by a reduction in installation services and parts revenue of approximately $1.2 million.

         COST OF SALES AND GROSS PROFIT. Cost of sales as a percentage of revenues decreased to 83.9% in fiscal 2003 from 86.4% in fiscal 2002.

         Gross profit in the textile division increased to $5.5 million in fiscal 2003 from $3.9 million in fiscal 2002. As a percentage of revenues, gross margin increased to 15.5% from 12.2%. The increase in gross margin dollars primarily reflects the increased revenues noted above. The improvement in gross margin percentage is due primarily to an increase in demand for the Company's sock knitting equipment and increased sales of parts. In the prior year, because of weakened demand, the Company was forced to absorb a price increase from its manufacturer.

         Gross profit in the laundry division increased to $4.5 million in fiscal 2003 from $3.9 million in fiscal 2002. As a percentage of revenue, gross margin increased to 16.6% from 15.3%. The increase in gross margin dollars reflects the increase in revenues noted above. The increase in gross margin percentage reflects a decrease in the number of large projects relative to total revenues in 2003 as compared to 2002. Large projects are typically more competitive than small white machine sales and are therefore more price sensitive. The increase in gross margin percentage also reflects a reduction in service related salaries included in cost of sales.

         SELLING EXPENSES. Selling expenses decreased to $3.9 million (6.3% of net revenue) in fiscal 2003 from $5.4 million (9.5% of net revenue) in fiscal 2002. The reduction of $1.5 million was primarily due to lower personnel costs ($549,000), lower travel and entertainment expense ($150,000), and reduced vehicle expenses ($498,000). The reduction in selling expenses as a percentage of net revenue is primarily attributable to a change in the sales compensation plan for the textile division from a fixed salary and commission structured plan to a straight commission plan.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $4.8 million (7.7% of net revenue) in fiscal 2003 from $6.2 million (10.9% of net revenue) in fiscal 2002. The reduction of $1.4 million reflects a reduction in personnel costs ($1.0 million), equipment rental ($202,000) and bad debts ($401,000).

         LOSS ON GOODWILL IMPAIRMENT. In fiscal 2002, the Company recognized an impairment of goodwill of $1.0 million associated with the Company's 1998 acquisition of TMC. No such impairment was deemed necessary in fiscal 2003.

         INTEREST EXPENSE. Interest expense decreased to $1.6 million in fiscal 2003 from $1.9 million in fiscal 2002. The decrease reflects reduced borrowing rates and a lower level of average borrowings under the Company's line of credit.

         PROVISION FOR INCOME TAXES. The Company's provision for income taxes was $28,000 (10.4% OF PRETAX LOSS) in fiscal 2003 as compared to a benefit of $1.5 million (22% of pretax loss) in fiscal 2002. The increase in the tax rate primarily reflects the impact of certain non-deductible expenses such as travel and entertainment and the impact of taxable income allocated to various states.

         NET LOSS. Net loss for fiscal 2003 was $296,000, or $0.09 per share (basic and diluted), as compared to a net loss of $5.3 million, or $1.64 per share (basic and diluted), for fiscal 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

         Over the past three fiscal periods, the Company satisfied its cash requirements from operations, borrowings under credit facility arrangements, and negotiating extended terms of trade debt. The Company has a revolving credit facility with SouthTrust Bank, N.A. The agreement with SouthTrust as amended on March 31, 2003, expires on December 31, 2003 and provides a revolving line of credit up to $10.0 million and an additional line of credit for issuance of Documentary Letters of Credit up to $7.5 million. The availability under the combined lines of credit is limited by the percentage of accounts receivable and inventory advance rates determined from time to time by SouthTrust. As of September 18, 2003, the Company's outstanding revolving line of credit balance was $9.4 million and the usage for documentary letters of credit was $2.1 million. The unused amount available to the Company as determined by the Bank was $.8 million. Beginning on June 3, 2003, all borrowings under the line accrued interest at prime plus 1 1/4%. On July 1, 2003, the interest rate increased to prime plus 3% until the expiration of the agreement. In connection with the SouthTrust facility, the Company granted the bank a security interest in all assets of the Company.

         Working capital at June 28, 2003 was $7.4 million, a decrease of $1.5 million from $8.9 million at June 29, 2002. The working capital ratio at June 28, 2003 was 1.39 compared with 1.47 at June 29, 2002. Net cash used in operating activities of $2.3 million for 2003 was primarily due to an increase in accounts receivable of $1.9 million, offset by a decrease in inventories of $2.2 million, decrease in accounts payable of $1.4 million and a decrease in trade notes payable of $1.5 million.

         The increase in accounts receivable of $1.9 million reflects the increase in net revenue in 2003 with some large sales taking place late in the last quarter of the fiscal year. The number of days sales in accounts receivable declined from 93 days in fiscal 2002 to 64 days in fiscal 2003. The improvement of 29 days resulted in a net reduction in accounts receivable of approximately $5.0 million and reflects management's increased emphasis on cash collections.

         The decrease in inventory of $2.2 million was primarily due to sales of hosiery and seamless underwear equipment and reflects management's increased efforts in reducing inventory levels.

         The decrease in accounts payable of $1.4 million reflects reduced purchases in the fourth quarter of fiscal 2003 as compared to the fourth quarter of 2002 and is due to a reduction in net revenue in the fourth quarter of fiscal 2003 of $2.3 million versus the fourth quarter of 2002.

         The reduction in customers' deposits of $600,000 results from the timing of signed contracts and reflects the Company's reduced backlog at June 28, 2003.

         The reduction in trade notes payable of $1.5 million reflects payments made during the fiscal year toward the trade notes payable.

         Net cash used in investing activities of $450,000 resulted primarily from capital expenditures (enterprise-wide computer system) in fiscal 2003 and compared to net cash provided from investing activities of $115,000 from the disposition of assets in the prior year. Net cash provided by financing activities of $2.0 million resulted primarily from net borrowings under the Company's line of credit of $2.3 million in the current fiscal year.

         The Company's credit facility with SouthTrust matures December 31, 2003. As of September 18, 2003, Speizman had $9.4 million in borrowings under its line of credit facility with a commercial bank. This facility matures December 31, 2003. The Company currently does not have the financial resources to repay this debt when it becomes due and will therefore need to refinance this debt prior to maturity. There is no assurance that the Company will be able to refinance this debt with another lender on a timely basis, on commercially reasonable terms, or at all. Additionally, the textile industry has continued to experience tightened lending practices from traditional financial institutions which may further hinder Speizman's ability to refinance this debt, especially in light of Speizman's recent financial losses. If Speizman is unable to refinance this debt or obtain needed additional capital, it would be required to significantly reduce its operations, dispose of assets and/or sell additional securities on terms that could be dilutive to current stockholders. The Company is currently in negotiations to refinance this facility with another lender. However, there is no assurance that additional financing will be available when needed or desired on terms favorable to the Company or at all.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table presents our long-term contractual obligations:

                                                        PAYMENT DUE BY PERIODS
                                -----------------------------------------------------------------------
                                                  Less Than
                                   Total          One year      1-3 Years    4-5 Years    After 5 Years
                                   -----          --------      ---------    ---------    -------------
Notes payable and long-term
   debt                         $11,899,000    $ 8,379,000     $3,520,000    $    --       $   --
Capital lease obligations         9,533,000        800,000      2,400,000     1,600,000     4,733,000
Irrevocable letters of credit     4,180,000      4,180,000          --            --           --
Operating leases                  1,200,000        539,000        651,000        10,000        --
Deferred Compensation             1,207,000        104,000        311,000       208,000       584,000
                                -----------    -----------     ----------    ----------    ----------

Total                           $28,019,000    $14,002,000     $6,882,000    $1,818,000    $5,317,000
                                ===========    ===========     ==========    ==========    ==========


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

         Additionally, of the 76 billion lira contracts associated with the cancelled purchase orders, approximately 37 billion lira were uncommitted and were treated as cash flow hedges for accounting purposes. For cash flow hedges, changes in the fair value of the hedging instrument are deferred and recorded in other comprehensive income (equity), then recognized in the statement of operations in the same period as the sale is recognized on the hedged item. These commitments were initially designated to be utilized on anticipated purchase commitments primarily related to two product lines. Due to delays by the manufacturers, the Company renegotiated its future purchases with these foreign suppliers in U.S. dollars. In light of this, on November 13, 2000, the Company deemed these foreign currency derivatives as ineffective for hedge accounting as originally designated going forward. Accordingly, and in light of the potential future devaluation of the lira in relation to the U.S. dollar, the Company entered into offsetting foreign currency derivatives in order to fix its exposure on the ineffective cash flow derivatives and reported a loss on settlement of cash flow derivatives of approximately $3.9 million, before income tax benefit. The Company had no foreign exchange contracts designated as cash flow hedges as of June 28, 2003.

         In summary, the total losses associated with the utilization of the Company's fair value hedge contracts and the settlement of its cash flow hedges were approximately $7.1 million for fiscal year 2001, before tax benefit. In the future, currency fluctuations of the Euro could result in substantial price level changes and therefore impede or promote import/export sales and substantially impact profits. Generally, the Company is not able to assess the quantitative effect that such currency fluctuations could have upon the Company's operations. There can be no assurance that fluctuations in foreign currency exchange rates will not have a significant adverse effect on Speizman Industries' future operations. In addition, the Company is continually evaluating other alternatives to limit its risk on foreign currency fluctuations and is currently purchasing a majority of its textile equipment in U.S. dollars.

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

REVENUE RECOGNITION

         We apply the provisions of Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, REVENUE RECOGNITION (SAB 101) to all our revenue transactions. The major portion of the Company's revenues consists of sales and commissions on sales of machinery and equipment. The revenue derived from the textile segment is recognized in full at the time of shipment, and for the laundry segment, at time of installation. In some instances the laundry equipment and services business is engaged in installation projects for customers on a contract basis. Some contracts call for progress billings. In such cases, the Company uses the percentage of completion method to recognize revenue whereby sales are recorded based upon the ratio of costs incurred to total estimated costs at completion. Shipping and handling charges to customers are included in revenues. Costs associated with shipping are included in cost of sales.

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

INVENTORY AND BAD DEBT RESERVES

         In assessing the value of the Company's accounts receivable and inventory, management must make assumptions regarding the collectibility of accounts receivable and the market value of the Company's inventory. In the case of accounts receivable, the Company records an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. Management also records an additional allowance based on certain percentages of its aged receivables over 90 days old, which are determined based on historical experience and management's assessment of the general financial conditions affecting its customer base. If actual collections experience changes, revisions to the allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In the case of inventory, the Company considers recent sales of similar products, trends in the industry and other factors when establishing an inventory reserve for a specific product.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. This interpretation establishes new guidelines for consolidating entities in which a parent company may not have majority voting control, but bears residual economic risks or is entitled to receive a majority of the entity's residual returns, or both. As a result, certain subsidiaries that were previously not consolidated under the provisions of Accounting Research Bulletin No. 51 may now require consolidation with the parent company. This interpretation applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are currently evaluating this interpretation but do not expect that it will have a material effect on our business, results of operations, financial position, or liquidity.

         In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement is effective for contracts entered into or modified after June 30, 2003. We are currently evaluating this statement but do not expect that it will have a material effect on our business, results of operations, financial position, or liquidity.

         In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY (SFAS
150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are currently evaluating this statement but do not expect that it will have a material effect on our business, results of operations, financial position, or liquidity.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risks, which include changes in U.S. and international interest rates as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other. The Company attempts to reduce these risks by utilizing financial instruments, pursuant to Company policies.

         To minimize interest rate exposures, the Company may use interest rate swap derivatives. These derivatives fix the interest rate for borrowings specified in the swap agreements. The Company used interest rate swap derivatives during fiscal 2002 and 2003. All swaps had expired at June 28, 2003. The Company's bank facility interest rate is subject to the bank's changes in the prime rate.

         The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates (primarily the Euro) may positively or negatively affect the Company's revenues (as expressed in U.S. dollars), cost of sales, gross margins, operating expenses, and retained earnings. Where the Company deems it prudent, it engages in hedging those transactions aimed at limiting in part the impact of currency fluctuations. As discussed in the Foreign Currency Risk section set forth herein under "Risk Factors", the Company purchases forward exchange contracts to protect against currency exchange risks associated with the Company's anticipated and firm commitments of lira-dominated purchases for resale. No such exchange contracts were outstanding at June 28, 2003.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

         The Company's disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of the Company's disclosure controls and procedures as of June 28, 2003 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

         There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange
Act) that occurred during the fourth quarter of fiscal 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The response to this Item 10 is set forth in part under the caption "Executive Officers of the Registrant" in Part I, Item 4 of this Annual Report on Form 10-K and the remainder is set forth in the Company's 2003 Proxy Statement for the 2003 Annual Meeting of Stockholders

ITEM 11.  EXECUTIVE COMPENSATION.

         The response to this Item 11 is set forth in the Company's 2003 Proxy Statement under the section captioned "Executive Compensation and Related Information," which section, other than the subsections captioned "Report of the Compensation Committee and the Stock Option Committee on Executive Compensation" and "Comparative Performance Graph," is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The response to this Item 12 is set forth in the Company's 2003 Proxy Statement under the section captioned "Stock Ownership of Certain Beneficial Owners and Management," which section is incorporated by reference.

                      EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information as of June 28, 2003 about the Company's common stock that may be issued upon the exercise of options to purchase common stock outstanding under the Company's existing stock option and equity compensation plans:

                                                                                              Number of securities
                                                                                         remaining available for future
                                    Number of securities to    Weighted-average              issuance under equity
                                    be issued upon exercise    exercise price of        compensation plans (excluding
                                    of outstanding options,    outstanding options,     securities reflected in column
                                    warrants and rights        warrants and rights                   (a))
                                    -------------------        -------------------                   ----

Plan category                               (a)                         (b)                          (c)
-------------                               ---                         ---                          ---
Equity compensation plans
     approved by stockholders              390,250                      4.88                       229,750

Equity compensation plans not
     approved by stockholders                    -                         -                            -
                                           -------                      ----                       -------

Total                                      390,250                      4.88                       229,750
                                           =======                      ====                       =======

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The response to this Item 13 is set forth in the Company's 2003 Proxy Statement under the section captioned "Certain Transactions," which section is incorporated herein by reference.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents are included as part of the Annual Report on Form 10-K:

1. FINANCIAL STATEMENTS:                                                         PAGE
                                                                                 ----
Report of Independent Certified Public Accountants ...........................    F-1
Consolidated Balance Sheets - June 28, 2003 and June 29, 2002.................    F-2
Consolidated Financial Statements for each of the three years in the period ended June 28, 2003, June 29, 2002, and June 30, 2001:
       Consolidated Statements of Operations .................................    F-3
       Consolidated Statements of Stockholders' Equity .......................    F-4
       Consolidated Statements of Cash Flows .................................    F-5
Summary of Significant Accounting Policies ...................................    F-6
Notes to Consolidated Financial Statements ...................................    F-9

2.       FINANCIAL STATEMENT SCHEDULES:                                           PAGE
                                                                                  ----
Report of Independent Certified Public Accountants
     on Financial Statement Schedule...........................................   S-1
Schedule II - Valuation and Qualifying Accounts................................   S-2

3.       EXHIBITS:

         (a) The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, and are incorporated herein by reference.

         (b) Reports on Form 8-K

         We filed or furnished three reports on Form 8-K during our fourth quarter ended July 28, 2003. Information regarding the items reported on is as follows:


  Date Filed
 or Furnished     Item No.                    Description
 ------------     --------             ---------------------------------------
April 3, 2003     Items 5 and 7        On April 3, 2003, Speizman announced the
                                       extension of its credit facility.

May 12, 2003      Items 7 and 9*       On May 12, 2003, Speizman announced its
                                       results of operations for its fiscal
                                       third quarter ended March 29, 2003.

May 20, 2003      Items 5 and 7        On May 20, 2003, Speizman announced that
                                       it had appealed a delisting notification from Nasdaq.

* Pursuant to SEC Release No. 33-8216, the information required to be furnished under Item 12 was furnished under Item 9.

                                   SIGNATURES

         Pursuant to the requirements of Section 131 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SPEIZMAN INDUSTRIES, INC.

Date:   September 23, 2003

                                              By:  /S/ ROBERT S. SPEIZMAN
                                                  ----------------------------
                                                  Robert S. Speizman, President


         Pursuant to the requirements of the Securities Act of 1933, this has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURES                             TITLE                             DATE
     ----------                             -----                             ----

/S/ ROBERT S. SPEIZMAN         Chairman of the Board, President        September 23, 2003
-------------------------      and Director (Principal Executive
Robert S. Speizman             Officer)


/S/ PAUL R. M. DEMMINK         Vice President-Finance, CFO,            September 23, 2003
-------------------------      Secretary and Treasurer (Principal
Paul R. M. Demmink             Financial Officer and Principal
                               Accounting Officer)


/S/ JON P. BRADY               Director                                September 23, 2003
-------------------------


/S/ SCOTT C. LEA               Director                                September 23, 2003
-------------------------
Scott C. Lea


/S/ JOSEF SKLUT                Director                                September 23, 2003
-------------------------
Josef Sklut


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Speizman Industries, Inc.



We have audited the accompanying consolidated balance sheets of SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES as of June 28, 2003 and June 29, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Speizman Industries, Inc. and subsidiaries at June 28, 2003 and June 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 2003, in conformity with accounting principles generally accepted in the United States of America.





Charlotte, North Carolina                                     BDO Seidman, LLP
September 12, 2003

                                SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS

                                                                             June 28,          June 29,
                                                                               2003              2002
                                                                          ------------      ------------
ASSETS
Current:
    Cash and cash equivalents .......................................     $    217,000      $    970,000
    Accounts receivable .............................................       12,074,000        10,144,000
    Inventories .....................................................       11,329,000        13,542,000
    Income tax refund ...............................................             --             523,000
    Deferred tax asset, current......................................        1,432,000         1,773,000
    Prepaid expenses and other current assets .......................          964,000         1,004,000
                                                                          ------------      ------------
       TOTAL CURRENT ASSETS .........................................       26,016,000        27,956,000
                                                                          ------------      ------------
Property and Equipment:
    Building and leasehold improvements .............................        6,890,000         6,887,000
    Office equipment and computers...................................        1,380,000           939,000
    Furniture, fixtures and transportation equipment ................        1,550,000         1,575,000
                                                                          ------------      ------------
                                                                             9,820,000         9,401,000
    Less accumulated depreciation and amortization ..................       (3,728,000)       (3,089,000)
                                                                          ------------      ------------
       NET PROPERTY AND EQUIPMENT ...................................        6,092,000         6,312,000
                                                                          ------------      ------------
Deferred tax asset, long-term .......................................        1,832,000         1,561,000
Other  long-term assets .............................................          673,000           428,000
Goodwill ............................................................        3,790,000         3,790,000
                                                                          ------------      ------------
                                                                          $ 38,403,000      $ 40,047,000
                                                                          ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
    Accounts payable ................................................     $  8,601,000      $  9,994,000
    Customers' deposits .............................................        1,175,000         1,779,000
    Accrued expenses ................................................          356,000           545,000
    Revolving Line of Credit ........................................        7,301,000         5,000,000
    Current maturities of long-term debt ............................        1,078,000         1,565,000
    Current maturity of obligation under capital lease ..............          141,000           121,000
                                                                          ------------      ------------
       TOTAL CURRENT LIABILITIES ....................................       18,652,000        19,004,000
Long-term debt ......................................................        3,520,000         4,544,000
Obligation under capital lease ......................................        4,239,000         4,380,000
                                                                          ------------      ------------
       TOTAL LIABILITIES ............................................       26,411,000        27,928,000
                                                                          ------------      ------------

Commitments and Contingencies

Stockholders' Equity:
    Common stock - par value $.10; authorized 12,000,000 shares at
       June 28, 2003 and June 29, 2002, issued 3,396,228, outstanding
       3,255,428                                                               340,000           340,000
    Additional paid-in capital ......................................       13,047,000        13,047,000
    Accumulated other comprehensive loss ............................             --            (169,000)
    Accumulated deficit .............................................         (808,000)         (512,000)
                                                                          ------------      ------------
       Total ........................................................       12,579,000        12,706,000
    Treasury stock, at cost, 140,800 shares .........................         (587,000)         (587,000)
                                                                          ------------      ------------
       TOTAL STOCKHOLDERS' EQUITY ...................................       11,992,000        12,119,000
                                                                          ------------      ------------
                                                                          $ 38,403,000      $ 40,047,000
                                                                          ============      ============


                    See accompanying summary of accounting policies and notes to consolidated financial statements.

                          SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year Ended
                                            -------------------------------------------------
                                              June 28,          June 29,            June 30,
                                                2003              2002               2001
                                            ------------      ------------      ------------
                                             (52 weeks)        (52 weeks)         (52 weeks)
                                            ------------      ------------      ------------
REVENUES ..............................     $ 62,536,000      $ 57,103,000      $ 82,233,000

COST OF SALES .........................       52,451,000        49,344,000        70,511,000
                                            ------------      ------------      ------------

GROSS PROFIT ..........................       10,085,000         7,759,000        11,722,000

SELLING EXPENSES ......................        3,911,000         5,443,000         7,770,000

GENERAL AND ADMINISTRATIVE
 EXPENSES .............................        4,845,000         6,228,000         7,079,000

GOODWILL IMPAIRMENT CHARGES ...........             --           1,000,000              --
                                            ------------      ------------      ------------

OPERATING INCOME (LOSS) ...............        1,329,000        (4,912,000)       (3,127,000)

    Net Interest Expense ..............        1,597,000         1,930,000         2,422,000
    Loss on settlement of uncommitted
  foreign currency derivative contracts             --                --           3,926,000
                                            ------------      ------------      ------------

LOSS BEFORE PROVISION (BENEFIT)
   FOR INCOME TAX .....................         (268,000)       (6,842,000)       (9,475,000)

PROVISION (BENEFIT) FOR
    INCOME TAX ........................           28,000        (1,500,000)       (3,612,000)
                                            ------------      ------------      ------------

NET LOSS ..............................     $   (296,000)     $ (5,342,000)     $ (5,863,000)
                                            ============      ============      ============

Basic loss per share ..................     $      (0.09)     $      (1.64)     $      (1.80)
Diluted loss per share ................     $      (0.09)     $      (1.64)     $      (1.80)

Weighted average shares
    Outstanding:
    Basic .............................        3,255,428         3,255,428         3,252,577
    Diluted ...........................        3,255,428         3,255,428         3,252,577



                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                                             SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                           Retained       Accumulated
                                                           Additional      Earnings          Other
                                    Common      Common      Paid-In      (accumulated   Comprehensive     Treasury   Comprehensive
                                    Shares      Stock       Capital        deficit)          Loss          Stock         Loss
                                  ---------  ------------  ------------    ----------   ------------   -------------  ------------
BALANCE, JULY 1, 2000 ........    3,393,228  $    339,000  $ 13,045,000  $ 10,693,000   $       --     $  (587,000)
Net loss .....................         --            --            --      (5,863,000)          --             --     $ (5,863,000)
Accumulated Comprehensive loss
   - Interest rate swap, net
     tax .....................         --            --            --            --         (264,000)          --         (264,000)
                                                                                                                      ------------
   Comprehensive Loss ........         --            --            --            --             --             --     $ (6,127,000)
                                                                                                                      ============
Exercise of stock options ....        3,000         1,000         2,000          --             --             --
                                  ---------  ------------  ------------    ----------   ------------   -------------
BALANCE, JUNE 30, 2001 .......    3,396,228       340,000    13,047,000     4,830,000       (264,000)      (587,000)
Net loss .....................         --            --            --      (5,342,000)          --             --     $ (5,342,000)
Accumulated Comprehensive loss
   - Interest rate swap, net
of tax .......................         --            --            --            --           95,000           --           95,000
                                                                                                                      ------------
   Comprehensive Loss ........         --            --            --            --             --             --     $ (5,247,000)
                                  ---------  ------------  ------------    ----------   ------------   -------------  ============
BALANCE, JUNE 29, 2002 .......    3,396,228  $    340,000  $ 13,047,000  $   (512,000)  $   (169,000)  $   (587,000)
Net loss .....................         --            --            --        (296,000)          --             --     $   (296,000)
Accumulated Comprehensive loss
   - Interest rate swap, net
      of tax .................         --            --            --            --          169,000           --          169,000
                                                                                                                      ------------
   Comprehensive Loss ........         --            --            --            --             --             --     $   (127,000)
                                  ---------  ------------  ------------    ----------   ------------   -------------  ============
BALANCE, JUNE 28, 2003 .......    3,396,228  $    340,000  $ 13,047,000  $   (808,000)  $       --     $   (587,000)
                                  =========  ============  ============   ===========   ============   ============





                                    See accompanying summary of accounting policies and notes to consolidated financial statements.

                        SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year Ended
                                                             --------------------------------------------
                                                                June 28,       June 29,      June 30,
                                                                  2003           2002          2001
                                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..............................................   $   (296,000)   $ (5,342,000)   $ (5,863,000)
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
  (Gain) loss on disposal of fixed assets ...............         (2,000)         38,000           6,000
  Depreciation ..........................................        672,000         747,000         922,000
  Amortization ..........................................           --           246,000         532,000
  Writedown for goodwill impairment .....................           --         1,000,000            --
  Provision for losses on accounts receivable ...........        134,000         535,000         413,000
  Provision for inventory obsolescence ..................        133,000       1,432,000         689,000
  Deferred  income taxes ................................        (43,000)      1,213,000      (3,028,000)
  (Increase) decrease in:
      Accounts receivable ...............................     (2,064,000)      8,761,000      10,869,000
      Inventories .......................................      2,080,000       1,748,000        (922,000)
      Prepaid expenses and other assets .................        (55,000)       (106,000)      3,599,000
      Income tax refund receivable ......................        523,000            --              --
  Increase (decrease) in:
      Accounts payable ..................................     (1,393,000)       (186,000)     (4,753,000)
      Trade notes payable ...............................     (1,511,000)           --              --
      Accrued expenses and customers' deposits ..........       (511,000)     (3,122,000)        322,000
                                                            ------------    ------------    ------------
  Net cash provided by (used in) operating activities ...     (2,333,000)      6,964,000       2,786,000
                                                            ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..................................       (501,000)        (10,000)       (219,000)
  Proceeds from property and equipment disposals ........         51,000         125,000          87,000
                                                            ------------    ------------    ------------
      Net cash provided by (used in) investing activities       (450,000)        115,000        (132,000)
                                                            ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit ..........................     69,391,000      50,461,000      40,386,000
  Payments on line of credit ............................    (67,090,000)    (56,439,000)    (43,208,000)
  Principal payments on long-term debt ..................           --           (81,000)       (499,000)
  Principal payments on Capital lease obligation ........       (121,000)           --              --
  Debt issue costs ......................................       (150,000)        (50,000)        (50,000)
  Issuance of common stock upon exercise of stock options           --              --             3,000
                                                            ------------    ------------    ------------
      Net cash provided by (used in) financing activities      2,030,000      (6,109,000)     (3,368,000)
                                                            ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH  EQUIVALENTS .....................................       (753,000)        970,000        (714,000)
CASH AND CASH EQUIVALENTS, at beginning of year .........        970,000            --           714,000
                                                            ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, at end of year ...............   $    217,000    $    970,000    $       --
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

REVENUE RECOGNITION

         The major portion of the Company's revenues consists of sales and commissions on sales of machinery and equipment. The revenue derived therefrom for the textile segment is recognized in full at the time of shipment, and for the laundry segment, at time of installation. In some instances the laundry equipment and services business is engaged in installation projects for customers on a contract basis. Some contracts call for progress billings. In such cases, the Company uses the percentage of completion method to recognize revenue whereby sales are recorded based upon the ratio of costs incurred to total estimated costs at completion. Billings in excess of the revenue recognized, or deferred revenue at June 28, 2003 and June 29, 2002 was immaterial. Shipping and handling charges to customers are included in revenues. Costs associated with shipping are included in cost of sales.

CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of these instruments.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company records an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. Management also records an additional allowance based on certain percentages of its aged receivables over 90 days old, which are determined based on historical experience and management's assessment of the general financial conditions affecting its customer base. If actual collections experience changes, revisions to the allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

INVENTORIES

         Inventories are carried at the lower of cost or market. Cost is computed, in the case of machines, on an identified cost basis and, in the case of other inventories, on an average cost basis.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by the straight-line and accelerated methods for financial reporting purposes and by accelerated methods for income tax purposes. Useful lives are generally five years for computer equipment, seven years for office equipment, and ten years for office furniture. Assets recorded under capital leases and leasehold improvements are amortized using the straight-line method over the lesser of their useful lives or the related lease term (between 5-15 years).

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

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

TAXES ON INCOME

         The Company provides for income taxes using the liability method. Deferred tax assets or liabilities at the end of each period are determined using the enacted tax rates. Income tax expense will increase or decrease in the same period in which a change in tax rates is enacted.

ACCOUNTING FOR STOCK BASED COMPENSATION

         The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. In addition, the Company has adopted the disclosure provisions of SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION, which amends the disclosure requirements of SFAS No. 123. SFAS No. 148 had no impact on net
(loss) or stockholders' equity. The Company uses the intrinsic value method of accounting for their plan in accordance with Accounting Principle Board Opinion No. 25, and, therefore, recognize no compensation expense for stock options. The Company did not issue any stock options in fiscal 2003. Pro forma net income and earnings per share, as if the fair value method in SFAS No. 123 had been used to account for stock-based compensation, and the assumptions used for year ended June 28, 2003, June 29, 2002 and June 30, 2001 are as follows:

                                                         Year Ended        Year Ended           Year Ended
                                                       June 28, 2003      June 29, 2002       June 30, 2001
                                                       -------------      -------------       -------------
         Net Loss
            As reported .........................   $    (296,000)     $   (5,342,000)        $   (5,863,000)
            Compensation expense ................   $      (8,000)     $      (60,000)        $      (51,000)
            Pro forma ...........................   $    (304,000)     $   (5,402,000)        $   (5,914,000)
         Basic loss per share
            As reported .........................   $       (0.09)     $        (1.64)        $        (1.80)
            Compensation expense ................   $         --       $        (0.02)        $        (0.02)
            Pro forma ...........................   $       (0.09)     $        (1.66)        $        (1.82)

         Diluted loss per share
            As reported .........................   $       (0.09)     $        (1.64)        $        (1.80)
            Pro forma ...........................   $       (0.09)     $        (1.66)        $        (1.82)

         Black-Scholes assumptions
            Fair market value of options granted*   $         --       $          .63         $         1.00
            Risk-free interest rate .............             --                  4.9%                   5.4%
            Dividend Yield ......................             --                  --          $          --
            Stock volatility ....................             --                 73.9%                  70.4%
            Expected option life ................             --             10 years                10 years
        -------------
         * weighted average

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

         A reconciliation of shares used in calculating basic and diluted earnings per share for years ending June 28, 2003, June 29, 2002 and June 30, 2001 is as follows:

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

         The basic shares outstanding for the fiscal year 2003, 2002 and 2001 is 3,255,428, 3,255,428 and 3,252,577, respectively. The effect of the assumed conversion of employee stock options was $0 for fiscal years 2003, 2002 and 2001, respectively. Options to purchase approximately 390,000, 463,000 and 389,000 shares of common stock at prices from $0.60 to $6.31, $0.56 to $6.31 and $1.00 to $6.31 per share were outstanding during portions of fiscal years 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share for each of the respective years because they were anti-dilutive.

FISCAL YEAR

         The Company maintains its accounting records on a 52-53 week fiscal year. The fiscal year ends on the Saturday closest to June 30. The years ending June 28, 2003, June 29, 2002 and June 30, 2001 included 52 weeks.

ADVERTISING

         The Company expenses advertising costs as incurred. Total advertising expense approximated $100,000, $17,000 and $103,000 for fiscal years 2003, 2002 and 2001, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. This interpretation establishes new guidelines for consolidating entities in which a parent company may not have majority voting control, but bears residual economic risks or is entitled to receive a majority of the entity's residual returns, or both. As a result, certain subsidiaries that were previously not consolidated under the provisions of Accounting Research Bulletin No. 51 may now require consolidation with the parent company. This interpretation applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are currently evaluating this interpretation but do not expect that it will have a material effect on our business, results of operations, financial position, or liquidity.

         In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement is effective for contracts entered into or modified after June 30, 2003. We are currently evaluating this statement but do not expect that it will have a material effect on our business, results of operations, financial position, or liquidity.

         In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY (SFAS
150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are currently evaluating this statement but do not expect that it will have a material effect on our business, results of operations, financial position, or liquidity.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS AND CREDIT RISK CONCENTRATION

         The Company is engaged in the distribution of machinery for the textile and commercial laundry industries. With operations in the United States, Canada and Mexico, the Company primarily sells to customers located within the United States. Export sales from the United States were $803,000, $832,000 and $4,310,000 during fiscal 2003, 2002 and 2001, respectively. There were no export sales by the Canadian operations or the commercial laundry operations.

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

         A substantial amount of the Company's revenues are generated from the sale of sock knitting and other machines manufactured by Lonati, S.p.A. and one of its wholly owned subsidiaries (Santoni). Sales by the Company in the United States, Canada and Mexico of new machines manufactured by Lonati, S.p.A., generated the following percentages of the Company's net revenues: 26.0% in 2003, 25.1% in 2002 and 26.2% in 2001. In 2003 and 2001, sales to one customer approximated 10% and 13.4%, respectively of revenues from the textile division. In 2002, there were no sales to customers in excess of 10% of revenues. Generally, the customers contributing the most to the Company's net revenues vary from year to year.

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

         The Company has historically entered into forward exchange contracts to reduce the foreign currency exchange risks associated with its committed and anticipated lira and Euro denominated purchases, and not for speculation. As of June 28, 2003, the Company had no foreign currency exchange contracts.

         For derivatives classified as cash flow hedges, changes in the fair value of the hedging instrument are deferred and recorded in other comprehensive income (equity), then recognized in the statement of operations in the same period that the hedged transaction is recognized. In transition, and effective July 2, 2000, the Company's designated commitments to purchase 37.0 billion lira as cash flow hedges. These commitments were initially designated to be utilized on anticipated purchase commitments primarily related to two product lines. Due to delays by the manufacturers, the Company renegotiated its future purchases with these foreign suppliers in U.S. dollars. In light of this, on November 13, 2000, the Company deemed these foreign currency derivatives as ineffective for hedge accounting as originally designated. Accordingly, and in light of the potential future devaluation of the lira in relation to the U.S. dollar, the Company entered into offsetting foreign currency derivatives in order to fix its exposure on the ineffective cash flow derivatives. On November 13, 2000, and in accordance with SFAS 133, as amended, the Company reported a loss on settlement of cash flow derivatives of approximately $3.9 million, before income tax benefit. The Company had no foreign exchange contracts designated as cash flow hedges as of June 28, 2003.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The Company had one interest rate swap derivative designated as a cash flow hedge at June 29, 2002 which expired on June 2, 2003. The change in the fair market value was a gain of $169,000 and $95,000 net of tax expense, and was recognized in Other Comprehensive Income (equity) at June 28, 2003 and June 29, 2002, respectively. The liability of approximately $280,000 was included in accrued expenses on the Company's balance sheet at June 29, 2002.

NOTE 3 -- ACCOUNTS RECEIVABLE

       Accounts receivable are summarized as follows:
                                                          June 28, 2003      June 29, 2002
                                                          -------------      -------------
       Trade receivables...............................  $  13,016,000       $  10,963,000
       Less allowance for doubtful accounts............       (942,000)           (819,000)
                                                         -------------       -------------
       Net accounts receivable.........................  $  12,074,000       $  10,144,000
                                                         =============       =============

NOTE 4 -- INVENTORIES

       Inventories net of reserves are summarized as follows:

                                                         June 28, 2003      June 29, 2002
                                                         -------------      -------------
       Machines
            New.....................................     $  4,505,000        $  6,539,000
            Used....................................        1,965,000           2,166,000
       Parts and supplies...........................        4,859,000           4,837,000
                                                         ------------        ------------
       Total  ......................................     $ 11,329,000        $ 13,542,000
                                                         ============        ============

NOTE 5 - GOODWILL

         Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. In 2002, the Company ceased amortizing goodwill and began evaluating it for impairment in accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. During 2002, the Company recognized a loss on impairment of $1,000,000 associated with its finishing division. The impairment in the carrying value of goodwill was due primarily to the elimination of license fee revenues in connection with an agreement to restructure certain trade debt with Lonati. In 2001 and prior, the Company amortized goodwill on a straight-line basis over fifteen years.

         Effective July 1, 2001, the Company adopted SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. The following table presents the impact of this new standard on prior years earnings (losses) and per share amounts:

                                                                  2001
                                                             --------------
       NET EARNINGS (LOSS)
           As reported.................................. $     (5,863,000)
           Add back Goodwill amortization, net
             of tax effect..............................          226,000
                                                             --------------
           Adjusted..................................... $     (5,637,000)
                                                             ==============

       Basic earnings (loss) per share
           As reported.................................. $          (1.80)
           Add back Goodwill amortization, net
             of tax effect..............................             0.07
                                                             --------------
           Adjusted..................................... $          (1.73)
                                                             ==============

       Diluted earnings (loss) per share
           As reported.................................. $          (1.80)
           Add back Goodwill amortization, net
             of tax effect..............................             0.07
                                                             --------------
           Adjusted..................................... $          (1.73)
                                                             ==============

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

         In April 1999, several textile machinery warehouses and the corporate offices were relocated into a new facility. This new facility is leased from The Speizman LLC, a limited liability company owned by Mr. Robert S. Speizman, his wife and their children. In accordance with SFAS No. 13, ACCOUNTING FOR LEASES, the Company recognized this as a capital lease.

         In December 1999, The Speizman LLC completed construction of an additional 100,000 square feet of warehouse space to the facility. In order to consolidate the remaining textile equipment warehouses to this single location, the Company entered into a new lease agreement. In June 2000, the Company amended the lease with The Speizman LLC. The amendment extended the term to 180 months, ending May 2015, and made maintenance and taxes the responsibility of the Company. In January 2002, the lease was amended to reduce the monthly payments from $88,000 to $67,000. The reduction was treated as a reduction to interest expense on the capital lease obligation. In May 2003, the lease was amended to reflect payments fixed until January 1, 2007. As of January 1, 2007, an option exists to increase the monthly lease payment. Prior to relocating to its new facility, the Company leased office and warehouse facilities from a partnership in which Mr. Robert Speizman, the Company's president had a 50% interest.

         Lease payments to The Speizman LLC approximated $800,000, $928,000 and $1,055,000 in fiscal years 2003, 2002 and 2001, respectively.

         The primary operating facility and certain sales offices of the laundry equipment and services operations were leased from a partnership in which Mr. C. Alexander Davis, former President of Wink Davis, has a 50% interest. The primary lease expired in fiscal 2001. Lease payments to the partnership were approximately $203,000 in fiscal year 2001.

         In April 2000, Wink Davis entered into a five-year lease for office facilities with The Speizman LLC II, a limited liability company owned by Mr. Robert S. Speizman, his wife and their children. In November 2001, Speizman LLC II sold the property and assigned the lease to a third party. Lease payments to The Speizman LLC II totaled approximately $38,000 and $80,000 in 2002 and 2001, respectively. The lease has been accounted for as an operating lease.

         In addition, the Company leases autos and other equipment under operating lease agreements.

         As of June 28, 2003, future net minimum lease payments under capital and operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

                                                                                Capital            Operating
                                                                                 Lease               Leases
                                                                             ------------          ---------

       2004                                                                $      800,000        $   539,000
       2006                                                                       800,000            188,000
       2007   ...........................................................         800,000             97,000
       2008   ...........................................................         800,000             10,000
       Beyond                                                                   5,533,000                  -
                                                                           --------------        -----------
            Total minimum lease payments ................................  $    9,533,000        $ 1,200,000
                                                                                                 ===========
            Less amount representing interest at 15%.....................      (5,153,000)
                                                                           --------------
            Present value of net minimum lease payments .................       4,380,000
            Current portion .............................................        (141,000)
                                                                           --------------
                                                                           $    4,239,000
                                                                           ==============


       The following summarizes property held under capital leases:

                                                                                2003                2002
                                                                           --------------     --------------
       Land and Building ................................................  $    5,127,000        $ 5,127,000
       Less accumulated depreciation  ...................................      (1,284,000)          (962,000)
                                                                           --------------        -----------
                                                                                 3,843,000         4,165,000
                                                                           ===============       ===========

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

       Total rent expense for all operating leases approximated $850,000, $915,000 and $1,125,000 in fiscal years 2003, 2002 and 2001, respectively.

NOTE 7-- TAXES (BENEFIT) ON INCOME

       Provisions (benefit) for federal and state income taxes in the consolidated statements of operations are made up of the following components:

                                                              2003           2002           2001
                                                          -----------    -----------    -----------
         Current:
             Federal ...................                 $          -   $ (2,731,000)  $   (629,000)
              State ....................                       71,000         18,000         45,000
                                                          -----------    -----------    -----------
                                                               71,000     (2,713,000)      (584,000)
                                                          -----------    -----------    -----------
         Deferred:
             Federal ...................                      (57,000)     1,328,000     (2,194,000)
             State .....................                       14,000       (115,000)      (834,000)
                                                          -----------    -----------    -----------
                                                              (43,000)     1,213,000     (3,028,000)
                                                          -----------    -----------    -----------
         Total taxes (benefit) on income                $      28,000   $ (1,500,000)  $ (3,612,000)
                                                          ===========    ===========    ===========

       Deferred tax benefits and liabilities are provided for the temporary differences between the book and tax bases of assets and liabilities. Deferred tax assets are reflected in the consolidated balance sheets as follows:

                                                         June 28, 2003         June 29, 2002
                                                        --------------        --------------
       Net current assets.......................        $    1,432,000        $    1,773,000
       Net noncurrent assets....................             1,832,000             1,561,000
                                                        --------------        --------------
                                                        $    3,264,000        $    3,334,000
                                                        ==============        ==============

Principal items making up the deferred income tax assets (liabilities) are as follows:

                                                                                         Year Ended
                                                                              ----------------------------------
                                                                              June 28, 2003       June 29, 2002
                                                                              -------------       -------------
       Inventory valuation reserves.....................................      $     782,000       $     955,000
       Depreciation.....................................................            220,000             116,000
       Deferred compensation............................................            276,000             263,000
       Deferred charges and other.......................................           (122,000)            (21,000)
       Inventory capitalization ........................................            242,000             420,000
       Accounts receivable reserves.....................................            332,000             307,000
       Net operating loss carryforwards.................................          1,734,000           1,381,000
       Interest rate swap...............................................                  -             113,000
       Deferred tax valuation reserve...................................           (200,000)           (200,000)
                                                                              -------------       -------------
           Net deferred tax asset.......................................      $   3,264,000       $   3,334,000
                                                                              =============       =============

         Deferred taxes include federal and state net operating loss carryforwards of approximately $2,400,000 and $9,770,000, respectively, which may be utilized to offset future taxable income. These carryforwards expire at various dates through 2022.

         The Company's effective income tax rates are different than the U.S. Federal statutory tax rate for the following reasons:

                                                                             2003          2002          2001
                                                                         -----------    ----------    ----------
     U.S. Federal statutory tax rate...................................     (34.0)%        (34.0)%      (34.0)%
     State income taxes, net of federal income tax benefit.............      20.9           (1.0)        (5.5)
     Non-deductible goodwill impairment................................       -              5.5           -
     Non-deductible expenses - travel and entertainment ...............      23.6            1.7           -
     Deferred tax valuation reserve....................................       -              2.9          1.6
     Other.............................................................       -              3.0         (0.2)
                                                                             ----          -----        -----
     Effective tax rate................................................      10.5 %        (21.9)%      (38.1)%
                                                                             ====          =====        =====

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 8 - NOTES PAYABLE AND LONG-TERM DEBT

         The Company has a revolving credit facility and a line of credit for issuance of Documentary Letters of Credit with SouthTrust Bank, N.A. Effective March 31, 2003, the Company entered into a Sixth Amendment and Forbearance Agreement ("Sixth Amendment") relating to its original Credit Facility Agreement with SouthTrust. The Sixth Amendment provides a revolving credit facility up to $10.0 million and an additional line of credit for issuance of Documentary Letters of Credit up to $7.5 million. The availability under the combined facility is limited to a borrowing base as defined in the Sixth Amendment and the original Credit Facility Agreement. Total amount outstanding under this credit facility is $7,301,000 and $5,000,000 at June 28, 2003 and June 29, 2002,
respectively.

         Beginning on June 3, 2003, all borrowings under the line will accrue interest at prime plus 1 1/4%. On July 1, 2003, the interest rate will increase to prime plus 3% until the expiration of the agreement.

         Other long-term obligations primarily include trade debt with several vendors with payment dates beyond one year. Effective February 2002, the Company restructured its payment terms with Lonati S.p.A., its largest supplier, on current trade obligations amounting to $5.2 million, less $1.0 million owed to the Company. The net balance of $4.2 million is payable over a 24-month period commencing March 1, 2004. The restructured terms also include an interest charge at 6% per annum, payable quarterly commencing September 2002. The agreement also provides the Company through February 2006 with exclusive distribution rights for Lonati's product line and the ability to purchase in U.S. dollars. In consideration, the Company entered into a non-binding agreement and amended its License Agreement with Todd Motion Controls, Inc. ("TMC") and SRA, an affiliate of Lonati, whereby license fees previously due under this agreement would be eliminated, commencing January 1, 2002. Previously, the agreement provided for quarterly license fees of $125,000 payable to the Company through December 2004. At June 29, 2002, the Company was in violation of one of its covenants related to the Lonati agreement and obtained a waiver from Lonati and its subsidiaries for the violation.

         The Company also restructured a refundable customer deposit in the amount of $1.2 million included in trade notes payable below, to a two-year period, payable monthly commencing January 31, 2002. The amount of this obligation bears no interest.

       Long-term debt consists of:
                                             June 28, 2003      June 29, 2002
                                             -------------      -------------

       Trade notes payable..............     $ 4,598,000        $   6,109,000
       Current maturities...............      (1,078,000)          (1,565,000)
                                             -----------        -------------
                                             $ 3,520,000        $   4,544,000
                                             ===========        =============


       Annual maturities of long-term debt excluding capital lease obligations are:

       2004  ...........................     $ 1,078,000
       2005  ...........................       2,112,000
       2006  ...........................       1,408,000
                                             -----------
                                            $  4,598,000
                                            ============


NOTE 9 -- STOCK OPTIONS

         The Company has reserved 450,000 and 155,000 shares of Common Stock under employee stock plans adopted in 1995 and 2000, respectively. As of June 28, 2003, options to purchase 378,000 and 0 were outstanding under the 1995 and 2000 Plans, respectively. Generally, outstanding options become exercisable in two to four years from the grant date. All options, subject to certain exceptions with regard to termination of employment and the percentage of outstanding shares of common stock owned, must be exercised within ten (10) years of the grant date. The option price under the 1995 and 2000 Plans are not limited and may be less than 100% of the fair market value on the date of the grant. The Company has reserved 15,000 shares of Common Stock under a non-employee directors stock option plan adopted in

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1995. As of June 28, 2003, 12,250 options to purchase were outstanding under this plan. Each option granted under the Plan becomes exercisable in cumulative increments of 50% and 100% on the first and second anniversaries of the date of the grant, respectively, and subject to certain exceptions must be exercised within ten (10) years from the date of the grant. The option price equals the fair market value per share of Common Stock on the date of the grant. A summary of employee and non-employee directors stock option transactions and other information for 2003, 2002 and 2001 follows:

                                                                             Year Ended
                                                  ---------------------------------------------------------------------
                                                             Weighted                Weighted                  Weighted
                                                  June 28,    Average    June 29,    Average       June 30,    Average
                                                    2003     PRICE/SH      2002      PRICE/SH        2001      PRICE/SH
                                                  -------    --------    -------     --------      --------    --------
Shares under option, beginning of year........     463,750     $4.29      442,000     $4.56        478,163      $4.81
Options granted...............................           -       -         34,000      0.63         45,000       1.00
Options exercised.............................           -       -              -       -           (3,000)      0.75
Options cancelled/forfeited...................     (73,500)     1.29      (12,250)     3.87        (78,163)      4.08
                                                  --------     -----      -------     -----        -------      -----
Shares under option, end of year..............     390,250     $4.88      463,750     $4.29        442,000      $4.56
                                                  ========     =====      =======     =====        =======      =====
Options exercisable...........................     388,250                455,000                  384,500
                                                  ========                =======                  =======
Prices of options exercised...................           -                      -                    $0.75

Prices of options outstanding, end of             $0.60 to                $0.56 to                $1.00 to
year..........................................    $6.31                   $6.31                   $6.31

         The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS No. 123). Accordingly, no compensation cost has been recognized for the stock option plans. The fair value of these options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal years 2002 and 2001: expected lives of
10.0 years, expected volatility of 73.9% for fiscal year 2002 and 70.4% for fiscal year 2001, risk-free interest rate of 4.9% for 2002 and 5.4% for 2001, and dividend yield of 0.0% for both years.

         The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions and changes in these assumptions can materially impact the fair value of the options and the Company's options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options. The estimated fair value of stock options granted during fiscal years 2002 and 2001 was $0.63 and $1.00 per share, respectively. No options were issued in 2003.

         The following table summarizes information about stock options outstanding at June 28, 2003:

                                      Options Outstanding                                 Options Exercisable
                     ---------------------------------------------------------     ------------------------------------
                        Number of     Weighted-Average                                Number        Weighted-Average
       Range of        Outstanding       Remaining        Weighted-Average          Exercisable      Exercise Price
    Exercise price      at 6/28/03    Contractual Life     Exercise Price           at 6/28/03
   ----------------- ---------------- ------------------- --------------------     ---------------- -------------------
      $ 0 to 2            16,500            8.0                 0.67                   14,500             0.68
        2 to 4           113,000            2.0                 3.00                  113,000             3.00
        4 to 6           188,750            4.5                 5.83                  188,750             5.83
       6 to 6.31          72,000            4.0                 6.31                   72,000             6.31
                         -------                                                      -------
                         390,250                                                      388,250
                         =======                                                      =======

NOTE 10 -- DEFERRED COMPENSATION PLANS

         The Company has deferred compensation agreements with one active and one retired employee providing for remaining payments amounting to $1,207,000. One agreement, as modified, has been in effect since 1972 and the second agreement was effective October 1989. The earliest of the agreements matured in December 1998. The agreements provide for monthly payments on retirement or death benefits over fifteen year periods. The agreements are funded under trust agreements whereby the Company pays to the trust amounts necessary to meet the obligations under the deferred compensation agreements.

       Charges to operations applicable to those agreements were $67,000, $94,000 and $20,000 for the fiscal years 2003, 2002 and 2001, respectively.

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 11 -- EMPLOYEES' RETIREMENT PLAN

         During 1989, the Company adopted a 401(k) retirement plan for all qualified employees of the Company to participate in the plan. Employees may contribute a percentage of their pretax eligible compensation to the plan. In prior years, the Company made discretionary contributions that matched 50% of each employee's contribution up to 4% of pretax eligible compensation. During 2002, the Company ceased matching contributions. The Company's discretionary contributions totaled approximately $0, $33,000 and $173,000 in fiscal years 2003, 2002 and 2001, respectively.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

         The Company had outstanding commitments backed by letters of credit of approximately $4,180,000 and $5,012,000 at June 28, 2003 and June 29, 2002,
respectively, relating to the purchase of machine inventory for delivery to customers.

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

                                                    Total Textile     Total Laundry
                                                       Segment           Segment       Corporate              Total
                                                       -------           -------       ---------              -----

Net Revenues ..............................2003   $  35,422,000      $  27,114,000    $           -     $   62,536,000
                                           2002      31,548,000         25,555,000                -         57,103,000
                                           2001      47,337,000         34,896,000                -         82,233,000

Earnings (Loss) before Interest & Taxes ...2003       1,058,000            982,000         (711,000)         1,329,000
                                           2002      (3,956,000)(2)        220,000       (1,176,000)        (4,912,000)
                                           2001      (6,398,000)(3)        714,000       (1,369,000)        (7,053,000)

Total Assets ..............................2003      28,788,000          9,615,000                -         38,403,000
                                           2002      30,258,000          9,789,000                -         40,047,000
                                           2001      43,339,000         14,570,000       (3,036,000)        54,873,000

Capital Expenditures ......................2003         481,000             20,000                -            501,000
                                           2002          10,000                  -                -             10,000
                                           2001         182,000             37,000                -            219,000

Depreciation and Amortization .............2003         313,000            109,000          250,000            672,000
                                           2002         684,000             63,000          246,000            993,000(1)
                                           2001         914,000            447,000           92,000          1,453,000

Interest Expense (Income) .................2003         845,000            327,000          425,000          1,597,000
                                           2002         845,000              8,000        1,077,000          1,930,000
                                           2001         963,000             28,000        1,431,000          2,422,000

Goodwill ..................................2003         622,000          3,168,000                -          3,790,000
                                           2002         622,000          3,168,000                -          3,790,000
                                           2001       1,622,000          3,168,000                -          4,790,000

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

NOTE 14 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                    Year Ended
                                                               --------------------------------------------------------
                                                               June 28, 2003       June 29, 2002       June 30, 2001
                                                               -------------       -------------       -------------
Cash paid (received) during year for:
  Interest expense ..........................................  $   1,657,000      $   1,951,000       $    2,389,000
  Income taxes (benefit).....................................       (523,000)        (2,775,000)            (304,000)

                   SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 15 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table presents unaudited supplemental quarterly financial information for the years ended June 28, 2003 and June 29, 2002:

                                                                         QUARTER ENDED
                                       ----------------------------------------------------------------------------------

                                       September 28, 2002   December 28, 2002     March 29, 2003        June 28, 2003
                                       ------------------   -----------------     --------------        -------------
2003
Revenues ..............................$      16,828,000    $    16,149,000     $     15,007,000     $     14,552,000
Gross Profit  .........................        2,610,000          2,656,000            2,502,000            2,317,000
Operating Income (loss) ...............          226,000            631,000              484,000              (12,000)
Income (loss) before taxes ............         (174,000)           232,000               84,000             (410,000)
Net Income (loss) .....................         (127,000)           163,000               51,000             (383,000)

Basic earnings (loss) per share .......          $ (0.04)            $ 0.05               $ 0.02              $ (0.12)
Diluted earnings (loss) per share .....            (0.04)              0.05                 0.02                (0.12)

                                       September 29, 2001   December 29, 2001     March 30, 2002        June 29, 2002
                                       ------------------   -----------------     --------------        -------------
2002
Revenues ..............................$     12,177,000     $   15,107,000      $    12,932,000      $    16,887,000
Gross Profit  .........................       1,490,000          2,094,000            1,715,000            2,460,000
Operating Income (loss) ...............      (1,622,000)          (738,000)          (2,303,000)(a)         (249,000)
Income (loss) before taxes ............      (2,177,000)        (1,320,000)          (2,702,000)            (643,000)
Net Income (loss) .....................      (1,427,000)        (1,040,000)          (2,214,000)            (661,000)

Basic earnings (loss) per share .......         $ (0.44)           $ (0.32)             $ (0.68)             $ (0.20)
Diluted earnings (loss) per share .....           (0.44)             (0.32)               (0.68)               (0.20)
------------

(a) The textile segment includes a $1.0 million goodwill impairment charge in 2002.

         Earnings (loss) per share calculation for each quarter are based on the weighted average shares outstanding for each period. The sum of the quarters may not necessarily be equal to the full year earnings (loss) per share amount.

NOTE 16 -- OPERATIONS

         As shown in the accompanying financial statements, the Company's sales have increased to $62.5 million in 2003 from $57.1 million in 2002 and decreased from $82.2 million for fiscal 2001. In addition, the Company incurred net losses of $296,000 in 2003, $5.3 million in 2002 and $5.9 million in 2001. Factors contributing to the losses in 2002, include the $1 million goodwill impairment charge. Factors that have contributed to the losses for 2001 include losses from the use of lira hedging contracts for anticipate sales that were postponed or cancelled.

         The Company has responded to the decrease in sales by reducing its personnel in all departments, restructuring its commission arrangement with sales personnel, and reducing general and administrative expenses, including a reduction of the lease payments for its main facility. To further improve its available cash, the Company has entered into extended payment terms with Lonati and its subsidiaries. The Company is currently in discussions with potential lenders regarding refinancing its credit facility, which is scheduled to expire on December 31, 2003. There can be no assurances the Company will be able to refinance this debt with another lender on a timely basis, on commercially reasonable terms, or at all.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



Speizman Industries, Inc.


The audits referred to in our report dated September 12, 2003, relating to the consolidated financial statements of Speizman Industries, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.




Charlotte, North Carolina                                   BDO Seidman, LLP
September 12, 2003

                                          SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES

                                       SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS



COLUMN A                                        COLUMN B        COLUMN C       COLUMN D            COLUMN E         COLUMN F
--------                                        --------        --------       --------            --------         --------
                                               BALANCE AT      CHARGED TO     CHARGED TO          DEDUCTIONS        BALANCE
                                               BEGINNING       COSTS AND         OTHER               FROM            AT END
DESCRIPTION                                    OF PERIOD        EXPENSES       ACCOUNTS            RESERVES        OF PERIOD
-----------                                    ---------        --------       --------            --------        ---------

Fiscal year ended June 28, 2003:
    Reserve for doubtful accounts..........   $   819,000     $    134,000    $       -          $    11,000     $    942,000
                                              -----------     ------------    -----------        -----------     ------------
    Reserve for inventory obsolescence.....   $ 2,561,000     $    133,000    $       -          $   652,000     $  2,042,000
                                              -----------     ------------    -----------        -----------     ------------
Fiscal year ended June 29, 2002:
    Reserve for doubtful accounts..........   $   747,000     $    535,000    $       -          $   463,000     $    819,000
                                              -----------     ------------    -----------        -----------     ------------
    Reserve for inventory obsolescence.....   $ 1,572,000     $  1,432,000    $       -          $   443,000     $  2,561,000
                                              -----------     ------------    -----------        -----------     ------------

Fiscal year ended June 30, 2001:
    Reserve for doubtful accounts..........   $   602,000     $    413,000    $       -           $  268,000      $   747,000
                                              -----------     ------------    -----------        -----------     ------------

    Reserve for inventory obsolescence.....   $ 1,313,000     $    689,000    $       -           $  430,000       $1,572,000
                                              -----------     ------------    -----------        -----------     ------------

                            SPEIZMAN INDUSTRIES, INC.
                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER                        DESCRIPTION OF EXHIBIT
--------       ---------------------------------------------------------------

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

10.10 Agreement between the Company and Santoni effective February 1, 2002. (Incorporated by reference to Exhibit 10.10 contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2002, File No. 0-8544, filed with the Commission on September 27, 2002 (the "2002 Form 10-K").)

10.11 Distributorship Agreement between the Company and Conti Complett, S.p.A., Milan, Italy, dated October 2, 1989. (Incorporated by reference to Exhibit 10.11 contained in the 2002 Form 10-K.)

10.12 Termination Letter of Distributorship Agreement of October 2, 1989 between the Company and Conti Complett, dated October 1, 2002.

10.13 Distributorship Agreement between the Company and Conti Complett, dated October 2, 2002.

10.14 Split Dollar Insurance Agreement, dated January 15, 1992, between the Company and Richard A. Bigger, Jr., Successor Trustee of the Robert S. Speizman Irrevocable Insurance Trust. (Incorporated by reference to Exhibit 10.13 contained in the 1993 Form S-1.)

10.15 First Amendment to Split Dollar Insurance Agreement, dated September 4, 1996, between the Company and Richard A. Bigger, Jr., Successor Trustee of the Robert S. Speizman Irrevocable Insurance Trust. (Incorporated by reference to Exhibit 10.15 contained in the 2002 Form 10-K.)

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

10.19 Third Amendment to Lease Agreement by and between The Speizman LLC and the Company dated May 9, 2003, effective as of January 1, 2002.

10.20* 1991 Incentive Stock Option Plan, as Amended and Restated effective September 20, 1993, of the Company. (Incorporated by reference to Exhibit 10.21 contained in the 1993 Form S-1.)

10.21* Speizman Industries, Inc. 1995 Stock Option Plan. (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8, registration number 333-06287, filed with the Commission on June 19, 1996.)

10.22* Speizman Industries, Inc. Nonqualified Stock Option Plan as amended on October 4, 1996. (Incorporated by reference to Exhibit
               99.1 to the Company's Registration Statement on Form S-8, registration no. 333-23503, filed with the Commission on March 18, 1997.)

10.23* Speizman Industries, Inc. Nonqualified Stock Option Plan as amended on September 29, 1997. (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, registration no. 333-46769, filed with the Commission on February 24, 1998.)

10.24* Speizman Industries, Inc. 2000 Equity Compensation Plan of the Company. (Incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8, registration no. 333-74292, filed with the Commission on November 30, 2001.)

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

10.27*         Executive Bonus Plan of the Company, adopted July 20, 1993.
               (Incorporated by reference to Exhibit 10.30 contained in the 1993 Form S-1.)

10.28* Resolutions of the Company's Board of Directors dated November 15, 1995, extending Executive Bonus Plan adopted July 20, 1993. (Incorporated by reference to Exhibit 10.34 contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 1995, File No. 0-8544, filed with the Commission on September 29, 1995 (the "1995 Form 10-K").)

10.29 Redemption Agreement between the Company and Robert S. Speizman, dated May 31, 1974, as amended by Modified Redemption Agreement, dated April 14, 1987, Second Modified Redemption Agreement, dated September 30, 1991, and Third Modified Redemption Agreement, dated as of July 14, 1993. (Incorporated by reference to Exhibit
               10.34 contained in the 1993 Form S-1.)

10.30 Fourth Modified Redemption Agreement between the Company and Robert S. Speizman, dated September 14, 1994 as amended by Fifth Modified Redemption Agreement, dated September 26, 1995. (Incorporated by reference to Exhibit 10.29 contained in the 2002 Form 10-K.)

10.31 Credit Facility Agreement by and between the Company and its subsidiaries and SouthTrust Bank, N.A., dated as of May 31, 2000. (Incorporated by reference to Exhibit 10.53 contained in the 2000 Form 10-K.)

10.32 Amendment and Forbearance Agreement by and between the Company and its subsidiaries and SouthTrust, dated as of November 13, 2000. (Incorporated by reference to Exhibit 10(a) contained in the Company's Quarterly Report on Form 10-Q for quarter ended December 30, 2000, File No. 0-8544, filed with the Commission on February 13, 2001 (the "December 30, 2000 Form 10-Q".)

10.33 Second Amendment and Forbearance Agreement by and between the Company and its subsidiaries and SouthTrust dated as of February 19, 2002. (Incorporated by reference to Exhibit 10.34 contained in the 2001 Form 10-K.)

10.34 Third Amendment and Forbearance Agreement by and between the Company and its subsidiaries and SouthTrust dated as of February 19, 2002. (Incorporated by reference to Exhibit 10(c) contained in the March 30, 2002 Form 10-Q.)

10.35 Fourth Amendment and Forbearance Agreement by and between the Company and its subsidiaries and SouthTrust dated as of July 31, 2002. (Incorporated by reference to Exhibit 10.34 contained in the 2002 Form 10-K.)

10.36 Fifth Amendment and Forbearance Agreement by and between the Company and its subsidiaries and SouthTrust effective December 31, 2002. (Incorporated by reference to Exhibit 10(a) contained in the December, 2002 Form 10-Q.)

10.37 Sixth Amendment and Forbearance Agreement by and between the Company and its subsidiaries and SouthTrust effective March 31, 2003. (Incorporated by reference to Exhibit 10(a) contained in the March 29, 2003 Form 10-Q.)

10.38 Dealer Agreement by and between Pellerin Milnor Corporation and Wink Davis Equipment Company, Inc. ("Wink Davis"), dated July 1, 1989, relating to the Company's distribution of machines primarily in the southeastern United States and the Chicago, Illinois area. (Incorporated by reference to Exhibit 10.50 contained in the 1997 Form 10-K.)

10.39 Dealer Agreement between Pellerin Milnor Corporation and Wink Davis dated as of February 1, 2002. (Incorporated by reference to Exhibit 10(d) contained in the March 30, 2002 Form 10-Q.)

10.40 Distributor Agreement by and between Chicago Dryer Corporation ("CDC") and Wink Davis, dated January 1, 1994, relating to the distribution of certain items of CDC's commercial laundry equipment. (Incorporated by reference to Exhibit 10.51 contained in the 1997 Form 10-K.)

10.41 Lease Agreement by and between The Speizman LLC, II and Wink Davis, dated as of March 1, 2000 relating to the Wink Davis Charlotte, North Carolina office. (Incorporated by reference to Exhibit 10.61 contained in the 2000 Form 10-K.)

10.42 Commercial Lease Agreement by and between William J. Wesley Properties and Wink Davis relating to the Smyrna, Georgia office dated March 26, 2001.

10.43 Industrial Building Lease between Kensington Partners, Ltd. and Wink Davis, dated as of April 25, 2002, relating to the Wood Dale, Illinois office. (Incorporated by reference to Exhibit
               10.40 contained in the 2002 Form 10-K.)

10.44 License Agreement by and between Todd Motion Controls, Inc and SRA srl ("SRA"), dated October 4, 2000. (Incorporated by reference to Exhibit 10(b) contained in the December 30, 2000 Form 10-Q.)

10.45 First Amendment to License Agreement and Grant of Distributorship between SRA and the Company and its subsidiaries dated July 16, 2002. (Incorporated by reference to Exhibit 10.42 contained in the 2002 Form 10-K.)

10.46 Agreement between Tecnopea SrL and the Company, effective as of February 1, 2002. (Incorporated by reference to Exhibit 10.43 contained in the 2002 Form 10-K.)

21             List of Subsidiaries

23             Consent of BDO Seidman, LLP

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

* Represents a management contract or compensatory plan or arrangement of the Registrant.