Form 10-Q
period 2003-09-27
SPEIZMAN INDUSTRIES INC
filed 2003-11-12
CIK 92827

TABLE  OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.    20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

 YES  ☑                   NO  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at November 7, 2003
Par value $.10 per share	3,255,428

AND SUBSIDIARIES

TABLE  OF CONTENTS

SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27,	June 28,
	2003	2003
	(unaudited)

ASSETS

CURRENT:
Cash and cash equivalents	$358,000	$217,000
Accounts receivable, less allowances of $1,002,000 and $942,000	10,286,000	12,074,000
Inventories	10,514,000	11,329,000
Deferred tax asset, current	1,752,000	1,432,000
Prepaid expenses and other current assets	958,000	964,000
TOTAL CURRENT ASSETS	23,868,000	26,016,000

PROPERTY AND EQUIPMENT:
Building and leasehold improvements	6,890,000	6,890,000
Machinery and equipment	1,402,000	1,380,000
Furniture, fixtures and transportation equipment	1,550,000	1,550,000
Total	9,842,000	9,820,000
Less accumulated depreciation and amortization	(3,899,000)	(3,728,000)

NET PROPERTY AND EQUIPMENT	5,943,000	6,092,000

DEFERRED TAX ASSET, LONG TERM	1,733,000	1,832,000
OTHER LONG-TERM ASSETS	565,000	673,000
GOODWILL, NET OF ACCUMULATED AMORTIZATION	3,790,000	3,790,000

	$35,899,000	$38,403,000

See accompanying notes to condensed consolidated financial statements.

TABLE  OF CONTENTS

SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27,	June 28,
	2003	2003
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,231,000	$8,601,000
Customers’ deposits	1,156,000	1,175,000
Accrued expenses	100,000	356,000
Revolving line of credit	9,366,000	7,301,000
Current maturities of long-term debt	1,445,000	1,078,000
Current maturity of obligation under capital lease	146,000	141,000

TOTAL CURRENT LIABILITIES	17,444,000	18,652,000

Long-term debt	2,992,000	3,520,000
Obligation under capital lease	4,201,000	4,239,000
TOTAL LIABILITIES	24,637,000	26,411,000

STOCKHOLDERS’ EQUITY:
Common stock – par value $0.10; authorized 12,000,000 shares, issued 3,396,228, outstanding 3,255,428	340,000	340,000
Additional paid-in capital	13,047,000	13,047,000
Accumulated deficit	(1,538,000)	(808,000)
Total	11,849,000	12,579,000
Treasury stock, at cost, 140,800 shares	(587,000)	(587,000)
TOTAL STOCKHOLDERS’ EQUITY	11,262,000	11,992,000

	$35,899,000	$38,403,000

See accompanying notes to condensed consolidated financial statements.

TABLE  OF CONTENTS

SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	September 27, 2003	September 28, 2002
	(13 Weeks)	(13 Weeks)
	(unaudited)	(unaudited)

REVENUES	$9,665,000	$16,828,000

COST OF SALES	8,347,000	14,218,000

GROSS PROFIT	1,318,000	2,610,000

SELLING EXPENSES	741,000	1,010,000

GENERAL AND ADMINISTRATIVE EXPENSES	1,092,000	1,374,000

OPERATING INCOME (LOSS)	(515,000)	226,000

NET INTEREST EXPENSE	436,000	400,000

LOSS BEFORE TAX BENEFIT	(951,000)	(174,000)

TAX BENEFIT	(221,000)	(47,000)

NET LOSS	$(730,000)	$(127,000)

Basic loss per share	$(0.22)	$(0.04)
Diluted loss per share	$(0.22)	$(0.04)

Weighted average shares Outstanding:
Basic	3,255,428	3,255,428
Diluted	3,255,428	3,255,428

See accompanying notes to condensed consolidated financial statements.

TABLE  OF CONTENTS

  SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)

For the Three Months Ended

	September 27, 2003	September 28, 2002
	13 weeks	13 weeks
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(730,000)	$(127,000)
Adjustments to reconcile net (loss) to cash used in
      operating activities:

Depreciation	171,000	164,000
Provision for inventory obsolescence	60,000	-
Provision for losses on accounts receivable	60,000	-
          Deferred income taxes
	(221,000)	(47,000)
(Increase) decrease in:
Accounts receivable	1,728,000	(1,431,000)
Inventories	755,000	1,789,000
Prepaid expenses and other current assets	6,000	(618,000)
Other assets	108,000	(279,000)
Increase (decrease) in:
Accounts payable	(3,370,000)	(445,000)
Trade notes payable	(161,000)	-
Accrued expenses and customers’ deposits	(275,000)	(9,000)
Net cash (used in) operating activities	(1,869,000)	(1,003,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,000)	(6,000)
Net cash (used in) investing activities	(22,000)	(6,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit agreement	2,065,000	500,000
Principal payments on capital lease obligation	(33,000)	(28,000)
Principal payments on long-term debt	-	(585,000)
Proceeds from notes payable	-	153,000
Net cash provided by financing activities	2,032,000	40,000

NET INCREASE (DECREASE) IN CASH	141,000	(969,000)
CASH AND CASH EQUIVALENTS at beginning of period	217,000	970,000
CASH AND CASH EQUIVALENTS at end of period	$358,000	$1,000

Supplemental Disclosures:
Cash paid (refunded) during period for:
Interest	$347,000	$493,000
Income taxes	94,000	64,000

See accompanying notes to condensed consolidated financial statements.

TABLE  OF CONTENTS

SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Comprehensive Loss

BALANCE, JUNE 30, 2001	3,396,228	$340,000	$13,047,000	$4,830,000	$(264,000)	$(587,000)
Net loss	-	-	-	(5,342,000)	-	-	$(5,342,000)
Accumulated Comprehensive loss – Interest rate swap, net of tax	-	-	-	-	95,000	-	95,000
Comprehensive Loss	-	-	-	-	-	-	$(5,247,000)
BALANCE, JUNE 29, 2002	3,396,228	340,000	13,047,000	(512,000)	(169,000)	(587,000)
Net loss	-	-	-	(296,000)	-	-	$(296,000)
Accumulated Comprehensive income – Interest rate swap, net of tax	-	-	-	-	169,000	-	169,000
Comprehensive income	-	-	-	-	-	-	$(127,000)
BALANCE, JUNE 38, 2003	3,396,228	$340,000	$13,047,000	$(808,000)	-	$(587,000)
Net loss	-	-	-	(730,000)	-	-
BALANCE, SEPTEMBER 27, 2003 (unaudited)	3,396,228	$340,000	$13,047,000	$(1,538,000)	-	$(587,000)

See accompanying notes to condensed consolidated financial statements.

TABLE  OF CONTENTS

SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present the Registrant's financial position, the results of operations and changes in cash flow for the periods indicated.  Any interim adjustments are of a normal recurring nature unless otherwise indicated in the Notes to the Condensed Consolidated Financial Statements.

The accounting policies followed by the Registrant are set forth in the Registrant's Form 10-K for the fiscal year ended June 28, 2003, which is incorporated by reference.

Note 2.    Deferred Revenue

The Company, in some instances with its laundry equipment and services business, is engaged in installation projects for customers on a contract basis.  Some contracts call for progress billings.  In such cases, the Company uses the percentage of completion method to recognize revenue whereby sales are recorded based upon the ratio of costs incurred to total estimated costs at completion.  The Company had no deferred revenue at September 27, 2003 and June 28, 2003.

Note 3.    Inventories

Inventories consisted of the following:

	September 27,	June 28,
	2003	2003
	(unaudited)
Machines	$5,669,000	$6,470,000
Parts and supplies	4,845,000	4,859,000
Total	$10,514,000	$11,329,000

Note 4.    Taxes on Income

Taxes on income are allocated to interim periods on the basis of an estimated annual effective tax rate.  Other comprehensive income (losses), if any, are net of an estimated deferred tax expense (benefit).  Deferred income taxes at September 27, 2003 and June 28, 2003 consisted primarily of net operating loss carryforwards.

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

TABLE  OF CONTENTS

Note 6.    Long-Term Debt

The Company has a revolving credit facility and a line of credit for issuance of Documentary Letters of Credit with SouthTrust Bank, N.A.  Effective March 31, 2003, the Company entered into a Sixth Amendment and Forbearance Agreement relating to its credit facility with SouthTrust Bank, extending the maturity date until December 31, 2003.  The credit facility, as amended, provides a revolving credit facility up to $10.0 million and an additional line of credit for issuance of documentary letters of credit up to $7.5 million.  The availability under the combined facility is limited to a borrowing base as defined by the bank.  The Company, as of September 27, 2003, had borrowings with SouthTrust Bank of $9.4 million under the revolving credit facility and had unused availability of $600,000.  Effective July 1, 2003, interest for all borrowings accrues at prime plus 3.0%.  The facility is secured by substantiallyall the assets of the Company.

Other long-term obligations primarily include trade debt with payment dates beyond one year.  Effective February 2002, the Company restructured its payment terms with Lonati S.p.A., its largest supplier, on current trade obligations amounting to $5.2 million, less $1.0 million owed to the Company.  The net balance of $4.2 million is payable over a 24-month period commencing March 1, 2004.  The restructured terms also include an interest charge at 6% per annum, payable quarterly commencing September 2002.  The agreement also provides the Company through February 2006 with exclusive distribution rights for Lonati’s product line and the ability to purchase inventory in U.S. dollars.  At September 27, 2003, the Company was in compliance with all of its covenants related to the Lonati agreement.

In fiscal 2002, the Company restructured a refundable customer deposit in the amount of $1.2 million included in trade notes payable below, to a two-year period, payable monthly commencing January 31, 2002.  The amount of this obligation bears no interest.

Long-term debt consists of:

	September 27,	June 28,
	2003	2003
	(unaudited)
Trade notes payable	$4,437,000	$4,598,000
Current maturities.	(1,445,000)	(1,078,000)
	$2,992,000	$3,520,000

TABLE  OF CONTENTS

Note 7. Segment Information

The Company operates primarily in two segments of business, textile equipment (“textile”) and laundry equipment and services (“laundry”).  Corporate operations include general corporate expenses, amortization of debt issuance costs, interest expense related to the Company’s credit facility and elimination of intersegment balances.  The table below summarizes financial data by segment.

Segment Information	Three Months	Total Textile	Total Laundry
	Ended September	Segment	Segment	Corporate	Total

Net Revenues	2003	$5,427,000	$4,238,000	$-	$9,665,000
	2002	8,487,000	8,341,000	-	16,828,000

Earnings (Loss) before Interest &Taxes	2003	$(177,000)	$(98,000)	$(240,000)	$(515,000)
	2002	237,000	252,000	(263,000)	226,000

Capital Expenditures	2003	$22,000	$-	$-	$22,000
	2002	6,000	-	-	6,000

Depreciation and Amortization	2003	$91,000	$51,000	$28,000	$170,000
	2002	156,000	8,000	-	164,000

Interest Expense	2003	$255,000	$134,000	$47,000	$436,000
	2002	171,000	1,000	228,000	400,000

Total Assets
September 27, 2003 (unaudited)		$27,362,000	$8,537,000	$-	$35,899,000
June 28, 2003		$28,788,000	$9,615,000	$-	$38,403,000
Goodwill
September 27, 2003 (unaudited)		$622,000	$3,168,000	$-	$3,790,000
June 28, 2003		$622,000	$3,168,000	$-	$3,790,000

Note 8.    Accounting for Stock-Based Compensation

The Company adopted the disclosure only provisions of Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation.  In addition, the Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation, which amends the disclosure requirements of SFAS No. 123.  SFAS No. 148 had no impact on net income (loss) or stockholders’ equity.  The Company uses the intrinsic value method of accounting for the plan in accordance with Accounting Principle Board Opinion No. 25, and, therefore, recognizes no compensation expense for stock options.  No stock options were issued for the three months ended September 27, 2003 and September 28, 2002.  Pro forma net income and earnings per share, as if the fair value method in SFAS No. 123 had been used to account for stock-based compensation, and the assumptions used for three months ended September 27, 2003 and September 28, 2002 are as follows:

	For the Three Months ended
	September 27, 2003	September 28, 2002
Income (Loss):
As reported
	$(730,000)	$(127,000)
Compensation expense
	(6,000)	(6,000)
Pro forma
	$(736,000)	$(133,000)

Basic income (loss) earnings per share:
As reported
	$(0.22)	$(0.04)
Compensation expense
	-	-
Pro forma
	$(0.22)	$(0.04)

TABLE  OF CONTENTS

Note 9.    Commitments And Contingencies

The Company has outstanding commitments backed by letters of credit of approximately $2,073,000 and $4,180,000 at September 27, 2003 and June 28, 2003 respectively, relating to the purchase of machine inventory for delivery to customers.

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

Note 10. Operations

As shown in the accompanying financial statements, the Company’s sales have decreased to $9.7 million in fiscal 2004 from $16.8 million in fiscal 2003.  In addition, the Company incurred net losses of $730,000 in fiscal 2004 and $127,000 in fiscal 2003.

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

TABLE  OF CONTENTS

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

RESULTS OF OPERATIONS

Revenues decreased by 43.0% to $9.7 million for the first quarter of fiscal 2004 from $16.8 million in the first quarter of fiscal 2003.  Revenues for the textile division decreased to $5.4 million for the first quarter of fiscal 2004 from $8.5 million in the first quarter of fiscal 2003.  The decrease in revenue is due primarily to a 39.0% decrease in the sales of sock knitting equipment as domestic manufacturers continue to have concerns about the impact of foreign made goods on the U.S. market.  Revenues for the laundry division decreased to $4.3 million from $8.3 million last year.  The decline in revenue reflects a 55.0% reduction in sales of new machines in the first quarter of 2004 and reflects the inclusion of two large projects in the first quarter of fiscal 2003.  The Company had no large project sales in the first quarter of 2004.

First quarter gross profit decreased to $1.3 million in fiscal 2004 from $2.6 million in fiscal 2003.  As a percent of revenues, gross margin decreased to 13.6% from 15.5%.  Gross margin decreased in the textile division from 18.1% in 2003 to 12.2% in 2004.  The decrease is due to the reduced shipments of sock knitting equipment, noted above, that have a higher margin than other textile equipment.  The decrease is also due to an increase of $60,000 in inventory reserves for textile equipment.  Gross margins increased in the laundry division from 12.9% in 2003 to 15.5% in 2004.  The increase is due to increased sales of white machines and improved margins for parts and service sales.  The first quarter of fiscal 2004 did not include any sales of large projects as compared to the first quarter of fiscal 2003.  The larger projects typically have a lower gross margin due to the increased competition for those projects.

TABLE  OF CONTENTS

Selling expenses decreased 26.6% to $741,000 in the first quarter of fiscal 2004 from $1.0 million in the same period last year.  As a percentage of sales, selling expenses increased from 6.0% in the first quarter of fiscal 2003 to 7.7% in the first quarter of fiscal 2004.  The decrease in selling expenses for the quarter reflects lower commissions due to lower sales and lower travel expenses as compared to prior years.  The increase as a percent of sales reflects the fixed nature of certain selling expenses.

General and administrative expenses decreased 20.5% to $1.1 million (11.3% of sales) in the first quarter of fiscal 2004 from $1.4 million (8.2% of sales) in the same period last year.  The reduction of $300,000 reflects management’s continued emphasis on cost control, primarily in payroll, professional services, travel and insurance.  The increase as a percentage of sales reflects the reduction in revenues noted above and the fixed nature of certain general and administrative expenses.

Interest expense increased $36,000 in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 due to increased average borrowings on the Company’s revolving credit line and an increase in the interest rate charged on the revolving line of credit.

Benefit for income tax in the current quarter was $221,000 or 23.2% of the current pre-tax loss. This compared to a benefit of $47,000 for income tax for the same period last year or 27% of the current pre-tax loss. The difference between the effective tax rates and the statutory tax rates are due to non-deductible expenses for tax purposes and due to the Company reducing its deferred tax asset by $199,000 as noted in the Critical Accounting Policies.

Net loss for the quarter ended September 27, 2003 was $730,000 or $0.22 per basic and diluted share, compared to a net loss of $127,000 or $0.04 per basic and diluted share for the quarter ended September 28, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its cash requirements for operations from borrowings under credit facility arrangements, and by negotiating extended terms of trade debt. The Company has a revolving credit facility with SouthTrust Bank, N.A. The agreement with SouthTrust as amended on March 31, 2003, expires on December 31, 2003, and provides a revolving line of credit up to $10.0 million and an additional line of credit for issuance of Documentary Letters of Credit up to $7.5 million. The availability under the combined lines of credit is limited by the percentage of accounts receivable and inventory advance rates determined from time to time by SouthTrust. As of September 27, 2003, the Company’s revolving line of credit was $9.4 million and the usage for documentary letters of credit was $2.1 million. Amounts outstanding under the line of credit for direct borrowings bear interest at a rate of prime plus 3% until the expiration of the agreement. In connection with the SouthTrust facility, the Company granted a security interest in all assets of the Company.

Working capital at September 27, 2003 was $6.4 million, a decrease of $940,000 from $7.3 million at June 28, 2003. The working capital ratio at September 27, 2003 was 1.37 compared with 1.39 at June 28, 2003. Net cash used in operating activities was $1.9 million for the three months ended September 27, 2003 compared with $1.0 million used in operating activities during the same period in fiscal 2003. Net cash used in operating activities for the three months ended September 27, 2003 was primarily due to a significant reduction in sales, decrease in accounts payable of $3.4 million along with a decrease in trade notes payable of $161,000 and a decrease in accrued expenses of $275,000. The cash decreases were offset by a decrease in accounts receivable and inventory of $1.7 million and $755,000 respectively. TheCompany typically experiences a net use of cash from operations in its first fiscal quarter as its largest textile equipment vendor, Lonati, closes its plants for the month of August resulting in lower equipment sales in August and thus lower cash collections in September.

TABLE  OF CONTENTS

Cash used in investing activities was $22,000 and related to capital expenditures for computer software.

The decrease in accounts receivable of $1.7 million during the first quarter of fiscal 2004 relates to the reduction in revenues experienced during the first quarter of fiscal 2004.

The decrease in inventory was primarily due to sales of equipment held for resale.

The Company’s credit facility with SouthTrust matures December 31, 2003. The Company currently does not have the financial resources to repay this debt when it becomes due and will therefore need to refinance this debt prior to maturity. There is no assurance that the Company will be able to refinance this debt with another lender on a timely basis, on commercially reasonable terms, or at all.  Additionally, the textile industry has continued to experience tightened lending practices from traditional financial institutions which may further hinder Speizman’s ability to refinance this debt, especially in light of Speizman’s recent financial losses. If Speizman is unable to refinance this debt or obtain needed additional capital, it would be required to significantly reduce its operations, dispose of assets and/or sell additional securities on terms that could be dilutive to current stockholders.  There is no assurance that additional financing will be available to the Company.

Contractual Obligations and Commitments

The following table presents our long-term contractual obligations:

	Payments Due by Periods
	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years
Notes payable and long-term debt	$13,803,000	$10,811,000	$2,992,000	$-	$-
Capital lease obligations	9,333,000	800,000	2,400,000	1,600,000	4,533,000
Irrevocable letters of credit	2,073,000	2,073,000	-	-	-
Operating leases	1,039,000	489,000	545,000	5,000	-
Deferred compensation	1,181,000	104,000	311,000	208,00	558,000
Total	$27,429,000	$14,277,000	$6,248,000	$1,813,000	$5,091,000

The Company did not have any material commitments for capital expenditures or other noncancelable purchase commitments as of September 27, 2003.  The Company had no off balance sheet commitments as of September 27, 2003.

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

TABLE  OF CONTENTS

Revenue Recognition

The Company applies the provisions of Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition (SAB 101) to all revenue transactions.  The major portion of the Company’s revenues consists of sales and commissions on sales of machinery and equipment. The revenue derived from the textile segment is recognized in full at the time of shipment, and for the laundry segment, at time of installation. In some instances the laundry equipment and services business is engaged in installation projects for customers on a contract basis. Some contracts call for progress billings. In such cases, the Company uses the percentage of completion method to recognize revenue whereby sales are recorded based upon the ratio of costs incurred to total estimated costs at completion. Shipping and handling charges to customers are included in revenues. Costs associated with shipping are included in cost of sales.

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

Inventory and Bad Debt Reserves

In assessing the value of the Company’s accounts receivable and inventory, management must make assumptions regarding the collectibility of accounts receivable and the market value of the Company’s inventory.  In the case of accounts receivable, the Company records an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible.  Management also records an additional allowance based on certain percentages of its aged receivables over 90 days old, which are determined based on historical experience and management’s assessment of the general financial conditions affecting its customer base.  If actual collections experience changes, revisions to the allowance may be required.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  In the case of inventory, the Company considers recent sales of similar products, trends in the industry and other factors when establishing an inventory reserve for a specific product.

Deferred Tax Assets

The Company has recorded a deferred tax benefit associated with its net operating losses and other timing differences associated with tax regulations and generally accepted accounting principles, because management believes these assets will be recoverable by offsetting future taxable income.  If the Company does not return to profitability, or if the loss carryforwards cannot be utilized within federal statutory deadlines (currently 20 years), the asset may be impaired.  Consequently, during the first quarter of 2004, the Company reduced its deferred tax asset by $199,000 in light of these uncertainties.

TABLE  OF CONTENTS

OUTLOOK

Fiscal 2004 Equipment Bookings – The Company experienced a decline in equipment bookings in the textile and laundry divisions during the fourth quarter of fiscal 2003 that continued to the first quarter of fiscal 2004.  Management expects weak equipment bookings will continue through the second quarter of 2004.  Consistent with the cost saving initiatives that began several years ago, the Company continues to look for ways to control its expenses to help mitigate the adverse effects from the decline in bookings.

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

Knitted Fabric Equipment – Although the Company experienced an increase in demand in the fourth quarter of fiscal 2003, the overall market demand for seamless actionwear machines has decreased significantly since its peak two years ago.  It now appears that only the large, well-capitalized underwear and lingerie firms who have significant resources with brand names and direct relationships with major retail outlets will have the ability to purchase significant quantities of additional seamless garment machines.

Wink Davis – The Company, through Wink Davis, maintains a strong presence in the United States industrial laundry segment through its sale of new equipment, parts and services.  Due to the continued sluggishness and overcapacity, the demand for on premise laundry equipment within the hospitality industry has declined significantly in the past 18 – 24 months.

Other Areas of Development – The Company continually explores opportunities for additional growth including new relationships with manufacturers that have competitive product offerings in its existing market channels.  The Company has begun several initiatives geared toward increasing parts sales and service revenues in both textile and laundry divisions.

EMPLOYEES

As of September 27, 2003, the Company had 98 full-time domestic employees.  The Company’s employees are not represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute.  The Company considers its relations with its employees to be good.

BACKLOG

As of November 10, 2003, the Company’s firm backlog of unfilled equipment orders was approximately $7.7 million.  The period of time required to fill orders varies depending on the model ordered, manufacturers’ production capabilities, and availability of overseas shippers.  The Company typically fills its backlog within 12 months; however, orders constituting the current backlog are subject to customer cancellation, changes in delivery and machine performance.  As a result, the Company’s backlog may not necessarily be indicative of future revenue and will not necessarily lead to revenues in any future period.  Any cancellation, delay or change in orders which constitute our current or future backlog may result in lower than expected revenues.

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

TABLE  OF CONTENTS

EFFECTS OF INFLATION AND CHANGING PRICES

Management believes that inflation has not had a material effect on the Company’s operations.

OTHER RISK FACTORS

Risks Related to Speizman’s Bank Debt

As of October 31, 2003, Speizman had $8.0 million in borrowings under its line of credit facility with SouthTrust Bank.  The scheduled maturity date for this facility is December 31, 2003.  The Company currently does not have the financial resources to repay this debt when it becomes due and will therefore need to refinance this debt prior to the maturity date.  There is no assurance that the Company will be able to refinance this debt with another lender on a timely basis, on commercially reasonable terms, or at all.  Additionally, the textile industry has continued to experience tightened lending practices from traditional financial institutions which may further hinder Speizman’s ability to refinance this debt, especially in light of Speizman’s recent financial losses.  If Speizman is unable to refinance this debt or obtain needed additional capital, it would be required to significantly reduce its operations, dispose of assets and/or sell additional securities on terms that could be dilutive to current stockholders.

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

TABLE  OF CONTENTS

Risks Related to Wink Davis Contracts

The Company’s distributor agreements with Pellerin Milnor and Chicago Dryer are renewed on an annual basis.  If the Company lost the distribution rights to either of these product lines, it would have a material adverse impact on the revenues of the Company.

Speizman’s Ability to Return to Profitability

Speizman incurred a net loss of $730,000 in the first quarter of fiscal 2004.  In addition, Speizman incurred net losses of $296,000 in fiscal 2003, $5.3 million in fiscal 2002 and $5.9 million in fiscal 2001.  The Company will need to generate increases in revenues to return to profitability and in order to generate cash flow from future operating activities.

Speizman’s Large Amount of Debt Could Negatively Impact its Business and its Stockholders

Principally as a result of losses funded over the past three fiscal years, the Company is burdened with a large amount of debt.  Speizman’s large amount of debt could negatively impact its stockholders in many ways, including:

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

Dependence on Lonati

The Company's operations are substantially dependent on the net revenues generated from the sale of sock knitting and other machines manufactured by both Lonati S.p.A. and Santoni, S.p.A., Brescia, Italy, one of Lonati's subsidiaries, and the Company expects this dependence to continue. Sales of sock knitting and other machines manufactured by Lonati and Santoni generated an aggregate of approximately 30.1% and 31.9% of the Company's net revenues in fiscal 2003 and fiscal 2002, respectively.  The Company amended its agreement with Lonati for the sale of its machines effective February 2002 to be the exclusive agent through February 2006.  The Company has acted as the United States sales agent and distributor for certain machines manufactured by Lonati continuously since 1982.  The cost to the Company of Lonati machines, as well as the delivery schedule of these machines, are at the discretion of Lonati.  Management believes that the Company’s relationship with Lonati will continue to be strong as long as the Company generates substantial sales of Lonati machines; however, there can be no assurance that the Company will be able to do so or that the Company's relationship with Lonati will continue or will continue on its present terms.  Any decision by Lonati to sell machines through another distributor or directly to purchasers would have a material adverse effect on the Company.

TABLE  OF CONTENTS

Machine Performance and Delayed Deliveries

During fiscal 2000 and the early part of fiscal year 2001, the Company experienced issues with machine performance and delays from Lonati.  The Company experienced material cancellations or postponements of orders due to these delays and performance issues.  There can be no assurance that delayed deliveries in the future or issues with machine performance on newer technology will not result in the loss or cancellation of significant orders.  The Company also cannot predict situations in Italy such as potential employee strikes or political developments which could further delay deliveries or have other adverse effects on the business of Lonati and the other Italian manufacturers represented by the Company.

Foreign Currency Risk

Prior to November 2000, Speizman Industries’ purchases of foreign manufactured machinery and spare parts for resale were denominated in Italian lira.  For purchases of machines that were denominated in Italian lira or Euro dollars, Speizman generally purchased hedging contracts to compensate for anticipated dollar fluctuations; however, during fiscal year 2001, the Company experienced significant adverse effects utilizing lira hedging contracts for orders that were postponed or delayed.  Prior to fiscal year 2001 and for approximately 30 years, the Company did not experience any adverse effects from utilizing lira hedging contracts.  During fiscal year 2001, the Company arranged with Lonati and its affiliates to purchase its products for resale in U.S. dollars through April 2002.  As of May 2002, Lonati can require purchases to be in either Euro dollars or U.S. dollars.  For purchases of machines that are denominated in Euro dollars, Speizman Industries feels its current practices enable the Company to adjust sales prices, or to commit to hedging contracts that effectively compensate for anticipated dollar fluctuations.  There were no foreign currency hedging contracts in place as of September 27, 2003 and June 28, 2003.

Additionally, international currency fluctuations that result in substantial price level changes could impede or promote import/export sales and substantially impact profits.  Speizman is not able to assess the quantitative effect that such international price level changes could have upon Speizman Industries’ operations.  There can be no assurance that fluctuations in foreign exchange rates will not have an adverse effect on Speizman Industries’ future operations as such fluctuations have in the past.  All of Speizman Industries’ export sales originating from the United States are made in U.S. dollars.

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

The textile segment is subject to the risks associated with certain categories in the textile industry, specifically, for socks, underwear, and actionwear garments.  The textile industry risks relating to socks, underwear, and actionwear garments include the impact of style, consumer preference changes and shipments from foreign producers.  These factors may contribute to fluctuations in the demand for the Company's sock knitting and packaging equipment and knitted fabric equipment products.

TABLE  OF CONTENTS

Nasdaq Listing

The Company’s Common stock has been listed on the Nasdaq SmallCap Market since March 20, 2001 and was listed on the Nasdaq National Market System from October 1993 to March 19, 2001.  The Company’s continued listing of its common stock on the Nasdaq SmallCap Market is subject to certain criteria which include a minimum bid of $1.00 as well as maintaining a minimum market value of public float of $1.0 million.  Since January 2002, the Company’s stock has been trading below $1.00.  The Company has been notified by Nasdaq that it must evidence a closing bid price in its common stock of at least $1.00 by December 12, 2003 and immediately thereafter a closing bid price of at least $1.00 per share for a minimum of ten consecutive days or the Company’s common stock will be delisted.

On October 28, 2003, the Company filed a proxy statement seeking stockholder approval for a reverse stock split of the Company’s outstanding shares on a 3 for 1, 4 for 1, or 5 for 1 basis.  The reverse stock split will be voted on at the Company’s Annual Stockholders’ Meeting on November 24, 2003.

Nasdaq notified the Company that it may, in its discretion, require that the Company maintain a closing bid price of at least $1.00 per share for a period of time greater than 10 days before determining that the Company has demonstrated the ability to maintain long-term compliance with the $1.00 minimum bid requirement.  The factors Nasdaq has advised the Company it will consider in making such a determination are (1) the amount by which the bid price is above $1.00, (2) trading volume (a lack of which may indicate a lack of market interest at the posted bid price), (3) the market maker montage, and (4) the trend of the stock price.

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

The value of the U.S. dollar affects the Company’s financial results.  Changes in exchange rates may positively or negatively affect the Company’s revenues (as expressed in U.S. dollars), cost of sales, gross margins, operating expenses, and retained earnings.  Where the Company deems it prudent, it engages in hedging those transactions aimed at limiting in part the impact of currency fluctuations.  The Company has historically entered into forward exchange contracts to protect against currency exchange risks associated with the Company’s anticipated and firm commitments of euro-denominated purchases for resale.  The Company had no foreign currency hedging contracts as of September 27, 2003.

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

TABLE  OF CONTENTS

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, under the supervision and with the participation of the Company’s management, including the Company’s chief executive and chief financial officers, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed.  Based on this evaluation, such officers have concluded that the Company’s disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to the Company required to be included in this report and the Company’s other reports that it files or submits under the Securities Exchange Act of 1934.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

TABLE  OF CONTENTS

PART II.     OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

(a)	Exhibits:

31.1

Certification of Robert S. Speizman, President and Chief Executive Officer of Speizman Industries, Inc., pursuant to 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Paul R.M. Demmink, Executive Vice President and Chief Financial Officer of Speizman Industries, Inc., pursuant to 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Robert S. Speizman, President and Chief Executive Officer of Speizman Industries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Paul R.M. Demmink, Executive Vice President and Chief Financial Officer of Speizman Industries, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Current Report on Form 8-K: Press release announcing extension from Nasdaq Listing Qualifications Panel, dated August 7, 2003.

TABLE  OF CONTENTS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEIZMAN INDUSTRIES, INC.
(Registrant)

Date: November 12, 2003	/s/ Robert S. Speizman
By: Robert S. Speizman
Title: President

Date: November 12, 2003	/s/ Paul R.M. Demmink
By: Paul R.M. Demmink
Title: CFO/Secretary-Treasurer