Form 10-Q
period 2003-12-27
SPEIZMAN INDUSTRIES INC
filed 2004-02-10
CIK 92827

TABLE  OF CONTENTS

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.    20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2003

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

YES  ☒               NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

 YES  ☐                NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at February 6, 2004
Par value $0.10 per share	3,255,428

TABLE  OF CONTENTS

SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 27,	June 28,
	2003	2003
	(unaudited)
ASSETS
CURRENT:
Cash and cash equivalents	$927,000	$217,000
Accounts receivable, less allowances of $1,099,000 and $942,000	8,349,000	12,074,000
Inventories	11,094,000	11,329,000
Deferred tax asset, current	1,478,000	1,432,000
Prepaid expenses and other current assets	797,000	964,000
TOTAL CURRENT ASSETS	22,645,000	26,016,000

PROPERTY AND EQUIPMENT:
Building and leasehold improvements	6,890,000	6,890,000
Machinery and equipment	1,405,000	1,380,000
Furniture, fixtures and transportation equipment	1,550,000	1,550,000

Total	9,845,000	9,820,000
Less accumulated depreciation and amortization	(4,069,000)	(3,728,000)

NET PROPERTY AND EQUIPMENT	5,776,000	6,092,000

DEFERRED TAX ASSET, LONG TERM	1,618,000	1,832,000
OTHER LONG-TERM ASSETS	403,000	673,000
GOODWILL, NET OF ACCUMULATED AMORTIZATION	3,790,000	3,790,000

	$34,232,000	$38,403,000

See accompanying notes to condensed consolidated financial statements.

TABLE  OF CONTENTS

SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 27,	June 28,
	2003	2003
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,353,000	$8,601,000
Customers’ deposits	1,679,000	1,175,000
Accrued expenses	184,000	356,000
Revolving line of credit	8,025,000	7,301,000
Current maturities of long-term debt	1,813,000	1,078,000
Current maturity of obligation under capital lease	152,000	141,000

TOTAL CURRENT LIABILITIES	18,206,000	18,652,000

Long-term debt	2,464,000	3,520,000
Obligation under capital lease	4,160,000	4,239,000
TOTAL LIABILITIES	24,830,000	26,411,000

STOCKHOLDERS’ EQUITY:
Common stock – par value $0.10; authorized 12,000,000 shares, issued 3,396,228, outstanding 3,255,428	340,000	340,000
Additional paid-in capital	13,047,000	13,047,000
Accumulated deficit	(3,398,000)	(808,000)
Total	9,989,000	12,579,000
Treasury stock, at cost, 140,800 shares	(587,000)	(587,000)
TOTAL STOCKHOLDERS’ EQUITY	9,402,000	11,992,000

	$34,232,000	$38,403,000

See accompanying notes to condensed consolidated financial statements.

TABLE  OF CONTENTS

SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	December 27, 2003	December 28, 2002	December 27, 2003	December 28, 2002
	(13 Weeks)	(13 Weeks)	(26 Weeks)	(26 Weeks)

REVENUES	$10,478,000	$16,149,000	$20,143,000	$32,977,000

COST OF SALES	9,354,000	13,493,000	17,701,000	27,711,000

GROSS PROFIT	1,124,000	2,656,000	2,442,000	5,266,000

SELLING EXPENSES	792,000	974,000	1,533,000	1,984,000

GENERAL AND ADMINISTRATIVE EXPENSES	1,389,000	1,051,000	2,481,000	2,425,000

OPERATING (LOSS) INCOME	(1,057,000)	631,000	(1,572,000)	857,000

Net Interest Expense	414,000	399,000	850,000	799,000

(LOSS) INCOME BEFORE BENEFIT FOR INCOME TAX	(1,471,000)	232,000	(2,422,000)	58,000

INCOME TAX EXPENSE	389,000	69,000	168,000	22,000

NET (LOSS) INCOME	$(1,860,000)	$163,000	$(2,590,000)	$36,000

Basic (loss) income per share	$ (0.57)	$ 0.05	$ (0.80)	$ 0.01
Diluted (loss) income per share	$ (0.57)	$ 0.05	$ (0.80)	$ 0.01

Weighted average shares Outstanding:
Basic	3,255,428	3,255,428	3,255,428	3,255,428
Diluted	3,255,428	3,255,428	3,255,428	3,255,428

See accompanying notes to condensed consolidated financial statements.

TABLE  OF CONTENTS

  SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Six Months Ended
	December 27, 2003	December 28, 2002
	(26 Weeks)	(26 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,590,000)	$36,000
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	341,000	326,000
Provision for inventory obsolescence	60,000	-
Provision for losses on accounts receivable	157,000	85,000
Deferred income taxes	168,000	22,000
Decrease (increase) in:
Accounts receivable	3,568,000	(3,833,000)
Inventories	175,000	3,237,000
Income Tax Receivable	-	467,000
Prepaid expenses and other current assets	167,000	(193,000)
Other assets	270,000	(447,000)
(Decrease) increase in:
Accounts payable	(2,248,000)	(361,000)
Trade Notes Payable	(321,000)	-
Accrued expenses and customers’ deposits	332,000	268,000
Net cash provided by (used in) operating activities	79,000	(393,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25,000)	(28,000)
Proceeds on sale of assets	-	13,000
Net cash used in investing activities	(25,000)	(15,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit agreement	724,000	1,057,000
Principal payments on capital lease obligation	(68,000)	(59,000)
Principal payments on long-term debt	-	(1,212,000)
Proceeds from notes payable	-	153,000
Net cash provided by (used in) financing activities	656,000	(61,000)

NET INCREASE (DECREASE) IN CASH	710,000	(469,000)
CASH AND CASH EQUIVALENTS at beginning of period	217,000	970,000
CASH AND CASH EQUIVALENTS at end of period	$927,000	$501,000

Supplemental Disclosures:
Cash paid (refunded) during period for:
Interest	$745,000	$874,000
Income taxes	69,000	(403,000)

See accompanying notes to condensed consolidated financial statements.

TABLE  OF CONTENTS

SPEIZMAN INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Comprehensive Loss

BALANCE, JUNE 30, 2001	3,396,228	$340,000	$13,047,000	$4,830,000	$(264,000)	$(587,000)
Net loss	-	-	-	(5,342,000)	-	-	$(5,342,000)
Accumulated Comprehensive loss – Interest rate swap, net of tax	-	-	-	-	95,000	-	95,000
Comprehensive Loss	-	-	-	-	-	-	$(5,247,000)
BALANCE, JUNE 29, 2002	3,396,228	340,000	13,047,000	(512,000)	(169,000)	(587,000)
Net loss	-	-	-	(296,000)	-	-	$(296,000)
Accumulated Comprehensive income – Interest rate swap, net of tax	-	-	-	-	169,000	-	169,000
Comprehensive income	-	-	-	-	-	-	$(127,000)
BALANCE, JUNE 38, 2003	3,396,228	340,000	13,047,000	(808,000)	-	$(587,000)
Net loss	-	-	-	(2,590,000)	-	-
BALANCE, DECEMBER 27, 2003 (unaudited)	3,396,228	340,000	13,047,000	(3,398,000)	-	(587,000)

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

Note 2.    Operations and Liquidity

The Company’s operating results reflect difficult business conditions within the capital goods markets.  As shown in the accompanying financial statements, the Company’s sales have decreased to $20.1 million in fiscal 2004 from $33.0 million for the same period in fiscal 2003.  In addition, the Company has incurred a net loss of $2,590,000 during the six months ended December 27, 2003.  The loss was realized primarily as a result of: 1) decreased demand for capital goods from both segments; 2) severely competitive market conditions experienced by the Company’s textile customers; and 3) the Company’s inability to pass along the rise in the Euro to its customers.  As a result of these factors, the Company is responding to the decrease in sales by restructuring its commission arrangement with sales personnel, and reducing general and administrative expenses, including a continued reduction of the lease payments for its main facility.

As disclosed in Note 7, the Company is currently in discussions regarding refinancing its credit facility, which is scheduled to mature March 31, 2004.  The Company currently does not have the financial resources to repay this debt when it becomes due and will therefore need to refinance this debt prior to maturity.  There is no assurance that the Company will be able to refinance this debt with another lender on a timely basis, on commercially reasonable terms, or at all.  Additionally, the textile industry has continued to experience tightened lending practices from traditional financial institutions, which may further hinder Speizman’s ability to refinance this debt, especially in light of Speizman’s recent financial losses.  There can be no assurances that additional financing will be available when needed or desired on terms favorable to the Company or at all.  If Speizman is unable to refinance this debt or obtain needed additional capital, it could not meet its cash requirements and it may be required to cease operations.

Note 3.    Deferred Revenue

The Company, in some instances with its laundry equipment and services business, is engaged in installation projects for customers on a contract basis.  Some contracts call for progress billings.  In such cases, the Company uses the percentage of completion method to recognize revenue whereby sales are recorded based upon the ratio of costs incurred to total estimated costs at completion.  The Company had no deferred revenue at December 27, 2003 and June 28, 2003.

TABLE  OF CONTENTS

Note 4.    Inventories

Inventories consisted of the following:

	December 27,	June 28,
	2003	2003
	(unaudited)
Machines	$5,997,000	$6,470,000
Parts and supplies	5,097,000	4,859,000
Total	$11,094,000	$11,329,000

Note 5.    Taxes on Income

For the six months ended December 27, 2003, the Company has not recorded any income tax benefit as a result of management’s assessment that the Company may not be able to realize certain tax benefits from net operating loss carryforwards.  At December 27, 2003, the Company had outstanding federal and state net operating loss carryforwards (“NOLs”) of approximately $4.8 million and $12.2 million, respectively.  These carryforwards expire at various dates through 2023.  During the six months ended December 27, 2003, the Company has increased its valuation allowance from $200,000 to $1,340,000 related to operating loss carryforwards, since it is not likely that all of the loss carryforwards will be realized prior to their expiration.

Note 6.    Net Income (Loss) Per Share

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

Note 7.    Long-Term Debt

The Company has a revolving credit facility and a line of credit for issuance of Documentary Letters of Credit with SouthTrust Bank, N.A.  Effective December 31, 2003, the Company entered into a Seventh Amendment and Forbearance Agreement relating to its credit facility with SouthTrust Bank, extending the maturity date until March 31, 2004.  The credit facility, as amended, provides a revolving credit facility up to $8.0 million and an additional line of credit for issuance of documentary letters of credit up to $4.5 million.  The availability under the combined facility is limited to a borrowing base as defined by the bank.  The Company, as of January 30, 2004, had borrowings with SouthTrust Bank of $7.5 million under the revolving credit facility and had unused availability of $500,000.

The Company is currently in discussions regarding refinancing its credit facility, which is scheduled to mature in March 31, 2004.  Due to the Company’s continuing decline in revenues, its availability under the credit facility have been significantly reduced.  If the decline in revenues should continue, the Company may not be able to meet its cash requirements.  There can be no assurances the Company will be able to refinance this debt with another lender on a timely basis, on commercially reasonable terms, or at all.

The occurrence of an event of default under the Company’s debt agreements entitles the lender to exercise certain rights, including the right to declare all amounts outstanding immediately due and payable, and the right to liquidate the collateral securing such loans.  The Company’s credit facility is secured by all the assets of the Company.

TABLE  OF CONTENTS

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

Monthly principal payments of approximately $176,000 under the $4.2 million note with Lonati are scheduled to begin on March 1, 2004.  Due to the continued decline in revenues, the Company does not anticipate that it will be able to begin making those payments.  The Company hopes to try and renegotiate the payment terms under the note.  There can be no assurances that the Company will be successful in renegotiating the terms of the Lonati agreement.

The occurrence of an event of default under the Company’s credit facility would constitute an event of default under the Company’s debt agreement with Lonati.

At December 27, 2003, the Company was in compliance with all of its covenants related to the Lonati agreement.

Long-term debt consists of:

	December 27,	June 28
	2003	2003
	(unaudited)
Trade notes payable	$4,277,000	$4,598,000
Current maturities	(1,813,000)	(1,078,000)
	$2,464,000	$3,520,000

TABLE  OF CONTENTS

 Note 8.   Segment Information

The Company operates primarily in two segments of business, textile equipment (“textile”) and laundry equipment and services (“laundry”).  Corporate operations include general corporate expenses, amortization of debt issuance costs, and interest expense related to the Company’s credit facility.

The table below summarizes financial data by segment.

Segment Information	Six Months	Total Textile	Total Laundry
	Ended December	Segment	Segment	Corporate	Total
Net Sales	2003	$11,535,000	8,608,000	-	$20,143,000
	2002	$19,185,000	13,792,000	-	$32,977,00

(Loss) Earnings before Interest & Taxes	2003	$(857,000)	(255,000)	(460,000)	$(1,572,000)
	2002	$901,000	485,000	(529,000)	$857,000

Capital Expenditures	2003	$25,000	-	-	$25,000
	2002	$18,000	10,000	-	$28,000

Depreciation and Amortization .	2003	$185,000	100,000	56,000	$341,000
	2002	$149,000	16,000	161,000	$326,000

Interest Expense	2003	$496,000	259,000	95,000	$850,000
	2002	$455,000	2,000	342,000	$799,000

Segment Information	Three Months	Total Textile	Total Laundry
	Ended December	Segment	Segment	Corporate	Total
Net Sales	2003	$6,108,000	4,370,000	-	$10,478,000
	2002	$10,698,000	5,451,000	-	$16,149,00

(Loss) Earnings before Interest & Taxes.	2003	$(680,000)	(157,000)	(220,000)	$(1,057,000)
	2002	$664,000	233,000	(266,000)	$631,000

Capital Expenditures	2003	$3,000	-	-	$3,000
	2002	$12,000	10,000	-	$22,000

Depreciation and Amortization	2003	$92,000	49,000	27,000	$168,000
	2002	$74,000	8,000	80,000	$162,000

Interest Expense	2003	$241,000	125,000	48,000	$414,000
	2002	$284,000	1,000	114,000	$399,000

Total Assets
December 27, 2003 (unaudited)		$25,527,000	$8,705,000	$-	$34,232,000
June 28, 2003		$28,788,000	$9,615,000	$-	$38,403,000
Goodwill
December 27, 2003 (unaudited)		$622,000	$3,168,000	$-	$3,790,000
June 28, 2003		$622,000	$3,168,000	$-	$3,790,000

Note 9.     Accounting for Stock-Based Compensation

The Company adopted the disclosure only provisions of Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation.  In addition, the Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation, which amends the disclosure requirements of SFAS No. 123.  SFAS No. 148 had no impact on net income (loss) or stockholders’ equity.  The Company uses the intrinsic value method of accounting for the plan in accordance with Accounting Principle Board Opinion No. 25, and, therefore, recognizes no compensation expense for stock options.  No stock options were issued for the six months ended December 27, 2003 and December 28, 2002.  Pro forma net income and earnings per share, as if the fair value method in SFAS No. 123 had been used to account for stock-based compensation, and the assumptions used for six months ended December 27, 2003 and December 28, 2002 are as follows:

TABLE  OF CONTENTS

	For the Six Months ended
	December 27, 2003	December 28, 2002
(Loss) Income:
As reported	$(2,590,000)	$36,000
Compensation expense	(6,000)	(6,000)
Pro forma	$(2,596,000)	$30,000

Basic (loss) income earnings per share:
As reported	$(0.80)	$0.01
Compensation expense	-	-
Pro forma	$(0.80)	$0.01

Note 10.    Commitments And Contingencies

The Company has outstanding commitments backed by letters of credit of approximately $2,779,000 and $4,180,000 at December 27, 2003 and June 28, 2003, respectively, relating to the purchase of machine inventory for delivery to customers.

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

RESULTS OF OPERATIONS

Revenues decreased to $10.5 million for the second quarter of fiscal 2004 from $16.1 million for second quarter in fiscal 2003.  Revenues for the textile division decreased to $6.1 million in the second quarter of fiscal 2004 from $10.7 million for second quarter fiscal 2003 and reflects a 49% reduction in sales of new and used machinery. The reduction in machine sales was partially offset by a 9% increase in parts and service revenues.  Revenues for the laundry division decreased to $4.4 million from $5.4 million last year and reflect a 26% reduction in sales of new machinery and an 8% reduction in parts and service revenues.

For the six months ended December 27, 2003, total revenues decreased 39% to $20.1 million from $33.0 million in the prior year.  Revenues for the textile division decreased 40% to $11.5 million from $19.1 million in the prior year.  Laundry revenues decreased 38% to $8.6 million from $13.9 million in the prior year.  The decrease in both divisions reflects a decrease in demand for capital goods from both segments of the business.

Gross profit for the second quarter of fiscal 2004 decreased 59% to $1.1 million from $2.7 million in the second quarter of last year.  As a percentage of revenues, gross margin decreased to 11% from 16% in the prior quarter.  Second quarter gross margin decreased in the textile division from 16% in 2003 to 10% in 2004.  Gross margins decreased due to an increase in sales of lower margin seamless machinery.  Due to decreased demand for its sock knitting and finishing equipment, the Company has been unable to pass along the increased cost of equipment resulting from the strengthened Euro during the second quarter of fiscal 2004.  In addition, the Company increased its inventory reserve for used equipment by $60,000. Second quarter gross margin for the laundry division decreased to 12% from 18% for the same quarter last year.  The decrease reflects the fixed nature of service related expenses (primarily payroll related) included in cost of sales and was partially offset by an 8% increase in the gross margin for new machinery as the Company sold fewer large projects in the current quarter. Typically, large projects earn a smaller gross margin due to the competitive nature of these projects.

TABLE  OF CONTENTS

Gross profit for the six months ended December 27, 2003, decreased to $2.4 million from $5.3 million in fiscal 2003.  As a percentage of sales, gross margin decreased to 12% from 16% last year.  The decrease in gross margin is attributable to the following: (1) an increase in the sales of lower margin seamless textile machines; (2) the Company’s inability to pass along the rise in the Euro as noted above; and (3) the  decrease in sales volume for the laundry division.

Selling expenses decreased to $792,000 in the second quarter of fiscal 2004 from $974,000 last year.  As a percentage of sales, selling expenses increased to 8% from 6%.  The decrease in dollars is due to lower commission expenses resulting from lower sales.  The increase as a percentage of sales reflects the lower sales volume for the second quarter and the relatively fixed nature of certain selling expenses.

Selling expenses decreased to $1.5 million (8% of sales) in the six months ended December 27, 2003, as compared to $2.0 million (6% of sales) in the same period last year.  The decrease is primarily due to a decrease in commissions due to a decrease in sales.  As a percentage of revenues, the increase reflects the fixed nature of some selling expenses.

General and administrative expenses increased to $1.4 million (13% of sales) in the second quarter of fiscal 2003 from $1.1 million (7% of sales) in the second quarter of last year.  The increase in general and administrative expenses reflects an increase in fees to secure financing, an increase in bad debt expense, and an increase in depreciation for a new computer system installed during fiscal 2003.

The increase in interest expense in the second quarter of fiscal 2004 reflects an increase in borrowings under the Company’s revolving line of credit and an increase in the interest rate paid to the Company’s primary lender.

Interest expense increased to $850,000 in the six months ended December 27, 2003, from $799,000 in the prior year.  The increase is due to increased borrowings under the Company’s revolving line of credit and an increase in the interest rate paid to the Company’s primary lender.

The provision for income tax in the current quarter was $389,000. This compared to an expense of $69,000 for income tax for the same period last year or 30% of the pre-tax income.  For the six months period ended December 2003 and 2002, the effective rates were (7%) and 38%, respectively.  The difference between the effective tax rates and the statutory tax rates is due to non-deductible expenses for tax purposes such as meal and entertainment expenses and the Company’s decision to reduce its deferred tax asset by $1,140,000 in the current year.

Net loss for the quarter ended December 27, 2003 was $(1,860,000), or $(0.57) per basic and diluted share, compared to a net income of $163,000 or $0.05 per basic and diluted share for the quarter ended December 28, 2002.

Net loss for the six months ended December 27, 2003, was $(2,590,000) or $(0.80) per basic and dilutive share, as compared to net income of $36,000, or $0.01 per basic and dilutive share for the same period last year.

TABLE  OF CONTENTS

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its cash requirements from operations, borrowings under credit facility arrangements, and by negotiating extended terms of trade debt.  The Company has a revolving credit facility with SouthTrust Bank, N.A.  The agreement with SouthTrust as amended on December 31, 2003, expires on March 31, 2004 and provides a revolving line of credit up to $8.0 million and an additional line of credit for issuance of Documentary Letters of Credit up to $4.5 million.  The availability under the combined lines of credit is limited by the percentage of accounts receivable and inventory advance rates determined from time to time by SouthTrust.  As of January 30, 2004, the Company’s revolving line of credit was $7.5 million and the usage for documentary letters of credit was $2.5 million.  The unused amount available to the Company as determined by the Bank was $500,000 as of January 30, 2004.  Due to the Company’s continuing decline in revenues, its availability under the credit facility has been significantly reduced.  If the decline in revenues should continue, the Company may not be able to meet its cash requirements to continue operations.  Amounts outstanding under the line of credit for direct borrowings bear interest at a rate of prime plus 3% until the expiration of the agreement. In connection with the SouthTrust facility, the Company granted a security interest in all assets of the Company.

Monthly principal payments of approximately $176,000 under the $4.2 million note with Lonati are scheduled to begin on March 1, 2004.  Due to the continued decline in revenues, the Company does not anticipate that it will be able to begin making those payments.  The Company hopes to try and renegotiate the payment terms under the note.  There can be no assurances that the Company will be successful in renegotiating the terms of the Lonati agreement.

Working capital at December 27, 2003 was $4.4 million, a decrease of $3.0 million from $7.4 million at June 28, 2003.  The working capital ratio at December 27, 2003 was 1.24 compared with 1.39 at June 28, 2003.

Net cash provided by operating activities was $79,000 for the six months ended December 27, 2003 compared with $393,000 used by operating activities during the same period in fiscal 2003.

The decrease of $3.6 million in accounts receivable during the first half of fiscal 2004 primarily resulted from lower shipments of textile and laundry equipment.

The reduction in inventory of $235,000 reflects increased inventory reserves of $60,000 recorded during the first six months of fiscal 2004 for used equipment that could be sold for less than the inventory value.

Prepaid expenses and other current assets decreased $167,000 during the first half of fiscal 2004.  The decrease is primarily due to the expensing of prepaid consulting fees for bank financing and the expensing of prepaid property taxes.

Other long-term assets decreased $270,000 during the first half of fiscal 2003.  The decrease is due to the expensing of certain long-term assets and the write-off of a long-term account receivable account deemed to be uncollectible in the second quarter of fiscal 2004.

Accounts payable decreased $2,248,000 due to reduced purchases and reflects the lower sales volume during the first six months of fiscal 2004.

Accrued expenses and customer deposits increased $332,000 for the first six months of fiscal 2004 due to a reclassification of certain accrued expenses from accounts payable.

Cash used in investing activities was $25,000 and resulted from capital expenditures.

TABLE  OF CONTENTS

Net cash provided by financing activities was $656,000 for the six months ended December 27, 2003.  Capital lease payments of $68,000 were offset by increased borrowings from the bank of $724,000.

The Company’s credit facility with SouthTrust matures March 31, 2004.  The Company currently does not have the financial resources to repay this debt when it becomes due and will therefore need to refinance this debt prior to maturity.  The Company has been trying unsuccessfully to refinance its existing credit facility for an extended period of time.  There is no assurance that the Company will be able to refinance this debt with another lender on a timely basis, on commercially reasonable terms, or at all.  Additionally, the textile industry has continued to experience tightened lending practices from traditional financial institutions whichmay further hinder Speizman’s ability to refinance this debt, especially in light of Speizman’s recent financial losses.  If Speizman is unable to refinance this debt or obtain needed additional capital, it would be required to significantly reduce its operations, dispose of assets and/or sell additional securities on terms that could be dilutive to current stockholders.  However, there can be no assurances that additional financing will be available when needed or desired on terms favorable to the Company or at all.

Contractual Obligations and Commitments

The following table presents our long-term contractual obligations:

	Payments Due by Periods
	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years
Notes payable and long-term debt	$12,302,000	$9,838,000	$2,464,000	$-	$-
Capital lease obligations (1)	9,133,000	800,000	2,400,000	1,600,000	4,333,000
Irrevocable letters of credit	2,800,000	2,800,000	-	-	-
Operating leases	899,000	453,000	446,000	-	-
Deferred compensation	1,155,000	108,000	337,000	224,000	486,000
Total	$26,289,000	$13,999,000	$5,647,000	$1,824,000	$4,819,000

______________
(1)  Includes principal and interest payments.

The Company did not have any material commitments for capital expenditures or other noncancelable purchase commitments as of December 27, 2003.  The Company had no off balance sheet commitments as of December 27, 2003.

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

TABLE  OF CONTENTS

Revenue Recognition

The Company applies the provisions of Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 101) to all revenue transactions.  The major portion of the Company’s revenues consists of sales and commissions on sales of machinery and equipment. The revenue derived from the textile segment is recognized in full at the time of shipment, and for the laundry segment, at time of installation. In some instances the laundry equipment and services business is engaged in installation projects for customers on a contract basis. Some contracts call for progress billings. In such cases, the Company uses the percentage of completion method to recognize revenue whereby sales are recorded based upon the ratio of costs incurred to total estimated costs at completion. Shipping and handling charges to customers are included in revenues. Costs associated with shipping are included in cost of sales.

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

Deferred Tax Assets

The Company has recorded a deferred tax benefit associated with its net operating losses and other timing differences associated with tax regulations and generally accepted accounting principles, because management believes these assets will be recoverable by offsetting future taxable income.  If the Company does not return to profitability, or if the loss carry forwards cannot be utilized within federal statutory deadlines (currently 20 years), the asset may be impaired.  During fiscal 2004, the Company reduced its deferred tax asset by $1,140,000 in light of these uncertainties.

TABLE  OF CONTENTS

OUTLOOK

Fiscal 2004 Equipment Bookings – The Company experienced a sharp decline in equipment bookings in the textile and laundry divisions during the first six months of fiscal 2004.  Consistent with the cost saving initiatives that began in fiscal year 2001, the Company continues to look for ways to reduce its expenses to help mitigate the adverse effects from the decline in equipment bookings.  Due to the Company’s continuing decline in revenues, availability under its credit facility has been significantly reduced.  If the decline in revenues should continue, the Company may not be able to meet its cash requirements.

Hosiery Equipment – Shipments of the new generation closed toe sock knitting machine produced by Lonati, S.p.A. of Brescia, Italy, the world’s largest manufacturer of hosiery knitting machines, began in mid-March 2001.  The new generation closed toe machines have been commercially accepted.  Although demand decreased significantly in the first six months of fiscal 2004 for these machines, the Company anticipates they could gradually replace most of the conventional athletic sock machines in the United States and Canada over the next four to six years.

Knitted Fabric Equipment – Although the Company experienced an increase in demand in the first half of fiscal 2004, the overall market demand for seamless actionwear machines has decreased significantly since its peak two years ago.  The Company does not feel that this is the end of the demand for seamless type garments.  However, it now appears that only small undercapitalized firms on the West Coast along with a few large, well capitalized underwear and lingerie firms with brand names will have the ability to purchase additional quantities of seamless garment machines.

Wink Davis – The Company, through Wink Davis, maintains a strong presence in the United States industrial laundry segment through its sale of new equipment, parts and services.  Due to the continued sluggishness and overcapacity, the demand for on premise laundry equipment within the hospitality industry has declined significantly in the past 18 – 24 months.

Other Areas of Development – The Company continually explores opportunities for additional growth including new relationships with manufacturers that have competitive product offerings in its existing market channels.  The Company's board is considering engaging an investment banking firm to assist in evaluating its financing strategic alternatives.

EMPLOYEES

As of December 27, 2003, the Company had 102 full-time domestic employees.  The Company’s employees are not represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute.  The Company considers its relations with its employees to be good.

BACKLOG

As of January 30, 2004, the Company’s backlog of unfilled equipment orders was approximately $10.1 million compared to $3.2 million at September 18, 2003.  The period of time required to fill orders varies depending on the model ordered, manufacturers’ production capabilities, and availability of overseas shippers.  The Company typically fills its backlog within 12 months; however, orders constituting the current backlog are subject to customer cancellation, changes in delivery and machine performance.  As a result, the Company’s backlog may not necessarily be indicative of future revenue and will not necessarily lead to revenues in any future period.  Any cancellation, delay or change in orders which constitute our current or future backlog may result in lower than expected revenues.

TABLE  OF CONTENTS

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

OTHER RISK FACTORS

Risks Related to Liquidity and Debt

As of January 30, 2004, Speizman had $7.5 million in borrowings under its line of credit facility with SouthTrust Bank.  Due to the Company’s continuing decline in revenues, its availability under the credit facility has been significantly reduced.  If the decline in revenues should continue, the Company may not be able to meet its cash requirements to continue operations.  The scheduled maturity date for this facility is March 31, 2004.  The Company currently does not have the financial resources to repay this debt when it becomes due and will therefore need to refinance this debt prior to the maturity date.  The Company has been trying unsuccessfully to refinance its existing credit facility for an extended period of time.  There can be no assurances that the Company will be able to refinance this debt with another lender on a timely basis, on commercially reasonable terms, or at all.  Additionally, the textile industry has continued to experience tightened lending practices from traditional financial institutions which may further hinder Speizman’s ability to refinance this debt, especially in light of Speizman’s recent financial losses.  If Speizman is unable to refinance this debt or obtain needed additional capital, it could not meet its cash requirements and it may be required to cease operations.

Monthly principal payments of approximately $176,000 under the $4.2 million note with Lonati are scheduled to begin on March 1, 2004.  Due to the continued decline in revenues, the Company does not anticipate that it will be able to begin making those payments.  The Company hopes to try and renegotiate the payment terms under the note.  There can be no assurances that the Company will be successful in renegotiating the terms of the Lonati agreement or the SouthTrust agreement, resulting in all amounts being currently due.

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

TABLE  OF CONTENTS

  an event of default occurring under Speizman’s existing credit facility with SouthTrust; or

  failure to refinance its existing credit facility at maturity for a new term extending beyond July 31, 2003.

Upon the occurrence of an event of default, Lonati can terminate its distribution agreement with Speizman and can declare all amounts then due Lonati payable in full.

The Lonati and Santoni agreements allow Lonati to make sales directly to customers located in the Company’s distribution territories and pay the Company a commission as determined on a case-by-case basis.  If direct sales to customers became material, it would have an adverse effect on the Company’s profits since the commissions received by Speizman are typically less than the profits generated by equipment sales.

Risks Related to Wink Davis Contracts

The Company’s distributor agreements with Pellerin Milnor and Chicago Dryer are renewed on an annual basis.  If the Company lost the distribution rights to either of these product lines, it would have a material adverse impact on the revenues of the Company.

Speizman’s Ability to Return to Profitability

Due principally to a decline in sales, the Company incurred a net loss of $2.6 million during the first six months of fiscal 2004. In addition, Speizman incurred net losses of $296,000 in fiscal 2003, $5.3 million in fiscal 2002, and $5.9 million in fiscal 2001.The Company will need to generate increases in revenues to return to profitability in order to generate cash flow from future operating activities.

Speizman’s Large Amount of Debt Could Negatively Impact its Business and its Stockholders

Principally as a result of losses funded over the past three fiscal years, the Company is burdened with a large amount of debt.  Speizman’s large amount of debt could negatively impact its stockholders in many ways, including:

•	reducing funds available to support its business operations and for other corporate purposes because portions of cash flow from operations must be dedicated to the payment of its existing debt;
•	impairing its ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;
•	increasing vulnerability to increases in interest rates;
•	hindering its ability to adjust rapidly to changing market conditions; and
•	making it more vulnerable to a further downturn in general economic conditions or in its business.

TABLE  OF CONTENTS

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

Foreign Currency Risk

Prior to November 2000, Speizman Industries’ purchases of foreign manufactured machinery and spare parts for resale were denominated in Italian lira.  For purchases of machines that were denominated in Italian lira or Euro dollars, Speizman generally purchased hedging contracts to compensate for anticipated dollar fluctuations; however, during fiscal year 2001, the Company experienced significant adverse effects utilizing lira hedging contracts for orders that were postponed or delayed.  Prior to fiscal year 2001 and for approximately 30 years, the Company did not experience any adverse effects from utilizing lira-hedging contracts.  During fiscal year 2001, the Company arranged with Lonati and its affiliates to purchase its products for resale in U.S. dollars through April 2002.  As of May 2002, Lonati can require purchases to be in either Euro dollars or U.S. dollars.  There were no foreign currency hedging contracts in place as of December 27, 2003 and June 28, 2003.

TABLE  OF CONTENTS

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

The value of the U.S. dollar affects the Company’s financial results.  Changes in exchange rates may positively or negatively affect the Company’s revenues (as expressed in U.S. dollars), cost of sales, gross margins, operating expenses, and retained earnings.  Where the Company deems it prudent, it engages in hedging those transactions aimed at limiting in part the impact of currency fluctuations.  The Company has historically entered into forward exchange contracts to protect against currency exchange risks associated with the Company’s anticipated and firm commitments of euro-denominated purchases for resale.  The Company had no foreign currency hedging contracts as of December 27, 2003.

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

TABLE  OF CONTENTS

PART II.     OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

(a)	Exhibits:

	10(a)	Seventh Amendment and Forbearance Agreement between SouthTrust Bank and Speizman Industries, Inc., effective December 31, 2003.

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

Current Report on Form 8-K: Press release announcing extension of its credit facility with SouthTrust Bank, dated December 29, 2003.

TABLE  OF CONTENTS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEIZMAN INDUSTRIES, INC.
(Registrant)

Date: February 10, 2004	/s/ Robert S. Speizman
By: Robert S. Speizman
Title: President

Date: February 10, 2004	/s/ Paul R.M. Demmink
By: Paul R.M. Demmink
Title: CFO/Secretary-Treasurer